Form 10QSB
period 1998-03-31
CARNEGIE FINANCIAL CORP
filed 1998-06-26
CIK 17732

10QSB
                                   Form 10QSB

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                  Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1998

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    ----------

                        Commission File Number 333-48655
                                               ---------

                         CARNEGIE FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

              Pennsylvania                                 25-1806857
----------------------------------------------   -------------------------------
( State or other jurisdiction of incorporation   (I.R.S. Employer Identification
            or organization)                                Number)

   17 West Mall Plaza, Carnegie, Pennsylvania                15106
-----------------------------------------------            ----------
       (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:      (412) 276-1266
                                                         --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               X   Yes              No
                             -----            -----

     As of June 26, 1998, there were no shares of the Registrant's common stock, par value $10.00 per share, outstanding. The Registrant has no other classes of common equity outstanding.

     Transitional small business disclosure format:

                                   Yes          X   No
                             -----            -----

                         CARNEGIE FINANCIAL CORPORATION
                                 AND SUBSIDARY
                             Carnegie, Pennsylvania

                                     Index

PART I.                                                                 Page (s)
-------                                                                 --------

FINANCIAL INFORMATION - Not Applicable...................................      3

PART II.
--------

OTHER INFORMATION

Item 1.  Legal Proceedings...............................................      4

Item 2.  Changes in Securities...........................................      4

Item 3.  Defaults Upon Senior Securities.................................      4

Item 4.  Submission of matters to a Vote of Security Holders.............      4

Item 5.  Other Information...............................................      4

Item 6.  Exhibits and Reports on form 8-K................................      4

Signatures...............................................................      5

                            PART I - NOT APPLICABLE

The information as required by part 1 of the Form 10-QSB has been omitted because the conversion from the mutual to stock form of ownership (the "Conversion"), as described in the Form SB-2 (file no. 333-48655), has not yet occurred. It is anticipated that the Conversion will be completed on or about July 15, 1998.

                               OTHER INFORMATION

Part II.

Item 1.  Legal Proceedings
         -----------------
            None

Item 2.  Change in Securities
         --------------------
            Not Applicable

Item 3.  Defaults Upon Senior Securities
         -------------------------------
            Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
            Not Applicable

Item 5.  Other Information
         -----------------
            None

Item 6.  Exhibits and Reports on Form 8-K
         ---------------------------------
              99      Financial Statements of Carnegie Savings Bank

                      No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CARNEGIE FINANCIAL CORP.

Date:          June 26, 1998            By /s/ Shirley Chiesa
          -----------------------          ------------------
                                               Shirley Chiesa
                                               (President)

Date:          June 26, 1998            By /s/ Joseph Pigoni
          -----------------------          -----------------
                                               Joseph Pigoni
                                               (Chief Financial Officer)
                                               (Chief Accounting Officer)
                                       5