Form 10QSB
period 1998-06-30
CARNEGIE FINANCIAL CORP /PA/
filed 1998-08-12
CIK 17732

10QSB
                                   Form 10QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from             to
                                        ----------      ----------

                        Commission File Number 0-24579
                                               -------

                         CARNEGIE FINANCIAL CORPORATION
        ----------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

       Pennsylvania                                          25-1806857
-----------------------------------               ------------------------------
(State or other jurisdiction of incorporation    I.R.S. Employer Identification
           or organization)                                   Number)

17 West Mall Plaza, Carnegie, Pennsylvania                      15106
------------------------------------------        ------------------------------
 (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (412) 276-1266
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

         As of August 11, 1998, there were 238,050 shares of the Registrant's common stock, par value $10.00 per share, outstanding. The Registrant has no other classes of common equity outstanding.

         Transitional small business disclosure format:

                                      Yes        X   No
                                -----          -----

                         CARNEGIE FINANCIAL CORPORATION
                                  AND SUBSIDARY
                             Carnegie, Pennsylvania

                                      Index

PART I.                                                                 Page(s)
-------                                                                 --------

FINANCIAL INFORMATION - Not Applicable.....................................3

PART II.
--------

OTHER INFORMATION

Item 1.  Legal Proceedings.................................................4

Item 2.  Changes in Securities.............................................4

Item 3.  Defaults Upon Senior Securities...................................4

Item 4.  Submission of matters to a Vote of Security Holders...............4

Item 5.  Other Information.................................................4

Item 6.  Exhibits and Reports on form 8-K..................................4

Signatures.................................................................5

                             PART I - NOT APPLICABLE

The information as required by part 1 of the Form 10-QSB has been omitted because the conversion from the mutual to stock form of ownership (the "Conversion"), as described in the Form SB-2 (file no. 333-48655), was completed after June 30, 1998. The Conversion was completed on July 10, 1998.

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

Item 2.  Change in Securities
         --------------------
              Not Applicable

Item 3.  Defaults Upon Senior Securities
         -------------------------------
              Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
              Not Applicable

Item 5.  Other Information
         -----------------
              None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
              99      Financial Statements of Carnegie Savings Bank

     No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           CARNEGIE FINANCIAL CORPORATION

Date: August 12, 1998                      By /s/ Shirley Chiesa
      -----------------------              -----------------------
                                                  Shirley Chiesa
                                                  (President)