Form 10QSB
period 1998-09-30
CARNEGIE FINANCIAL CORP /PA/
filed 1998-11-16
CIK 17732

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.   20552

                              FORM 10 - QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT


For the transition period from                 to
                               ---------------    ---------------

                     Commission File Number 0-23765
                     ------------------------------

                     Carnegie Financial Corporation
          (Exact name of registrant as specified in its charter)

Pennsylvania                                                     23 -1806857
(State or other jurisdiction of incorporation
or organization)                           (IRS Employer Identification No.)


             17 West Mall Plaza, Carnegie, Pennsylvania,  15106
                   (Address of principal executive offices)

                             (412) 276 - 1266
            (Registrant's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                      Yes  [X]         No  [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

              Class:  Common Stock, par value $.10 per share
                Outstanding at November 12, 1998: 238,050

                      CARNEGIE FINANCIAL CORP

                               INDEX



                                                           Page
                                                          Number
                                                        ---------

PART I  - FINANCIAL INFORMATION

   Item 1. Financial Statements

           Consolidated Balance Sheet
            (Unaudited) as of September 30,
             1998 and December 31, 1997                     3

           Consolidated Statement of Income
            (Unaudited) for the Nine Months
             ended September 30, 1998 and 1997              4

           Consolidated Statement of
             Income (Unaudited) for the
             Three Months ended September 30,
             1998 and 1997                                  5

           Consolidated Statement of
             Changes in Stockholders' Equity
             (Unaudited)                                    6

            Consolidated Statement of Cash
              Flows (Unaudited) for the Nine
              Months ended September 30, 1998 and 1997      7

            Notes to Unaudited Consolidated
              Financial Statements                        8 - 9

   Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results
              of Operations                              10 - 14

PART II  -  OTHER INFORMATION

   Item 1.  Legal Proceedings                              15

   Item 2.  Changes in Securities                          15

   Item 3.  Default Upon Senior Securities                 15

   Item 4.  Submissions of Matters to a
              Vote of Security Holders                     15

   Item 5.  Other Information                              15

   Item 6.  Exhibits and Reports on Form 8 - K             15

SIGNATURES                                                 16

                 CARNEGIE FINANCIAL CORPORATION
             CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                        September 30,          December 31,
                                            1998                   1997
                                        ------------           ------------
             ASSETS
Cash and Cash Equivalents
     Cash and amounts due from
        banks                           $    143,495          $    197,565
     Interest - bearing deposits
        with other institutions              280,421               653,326
                                        ------------          ------------
       Total cash and cash
          equivalents                        423,916               850,891

Certificates of deposit with
   other banks                               100,000               100,000
Investment securities available
   for sale                                1,584,342             1,615,685
Investment securities held to
   maturity (fair value of
   $1,052,847 and $922,716)                1,038,273               913,903
Mortgage - backed securities
   available for sale                      1,120,395               906,869
Mortgage - backed securities
   held to maturity (fair value
   of $1,241,886 and $1,744,014)           1,223,167             1,721,250
Loans receivable, (net of
   allowance for loan losses
   of $97,564 and $114,832)               12,220,636             9,585,360
Office properties and
   equipment, net                            209,798               184,878
Federal Home Loan Bank Stock,
   at cost                                   102,900                     0
Real estate owned                                  0               480,326
Accrued interest receivable                  117,156               107,361
Other assets                                 131,746               256,945
                                        ------------          ------------
          Total assets                  $ 18,272,329          $ 16,723,468
                                        ============          ============

     LIABILITIES AND STOCKHOLDERS EQUITY
Deposits                                $ 14,624,837          $ 15,177,917
Advances from borrowers for taxes
 and insurance                                80,211               143,129
Accrued interest payable                     224,306                21,800
Other liabilities                            238,198               210,577
                                        ------------          ------------
          Total liabilities               15,167,552            15,553,423

STOCKHOLDERS' EQUITY
Preferred Stock, no par value;
    2,000,000 shares authorized;
    none outstanding
Common Stock, $.10 par value;

    4,000,000 shares authorized
and 238,050 outstanding                       23,805                     0
Additional paid - in capital               2,075,415                     0
Retained Earnings - substantially
    restricted                             1,177,689             1,156,387
Unearned Employee Stock Ownership
    Plan shares (ESOP)                      (185,679)                    0
Net unrealized gain on securities             13,547                13,658
                                        ------------          ------------
          Total stockholders' equity       3,104,777             1,170,045
                                        ------------          ------------
          Total liabilities and
             stockholder's equity       $ 18,272,329          $ 16,723,468
                                        ============          ============

See accompanying notes to the unaudited consolidated financial statements.

                     CARNEGIE FINANCIAL CORPORATION
              CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                               Nine Months Ended
                                                 September 30,
                                         -----------       -----------
                                              1998             1997
                                         -----------       -----------
INTEREST AND DIVIDEND INCOME
   Loans                                 $   718,578       $   654,385
   Investment securities
       Taxable                                94,845            95,956
       Exempt from federal
         income tax                           21,473            23,985
   Interest - bearing deposits
     with other institutions                  24,477            20,471
   Mortgage - backed securities              125,412           135,441
   Dividends on Federal Home
     Loan Bank Stock                           2,107                 0
                                         -----------       -----------
        Total interest and
          dividend income                    986,892           930,238
                                         -----------       -----------
INTEREST EXPENSE
   Deposits                                  515,960           497,748
   Short-term borrowings                           0               567
                                         -----------       -----------
           Total interest expense            515,960           498,315
                                         -----------       -----------
NET INTEREST INCOME                          470,932           431,923

Provision for loan losses                          0             2,000
                                         -----------       -----------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                 470,932           429,923
                                         -----------       -----------
NONINTEREST INCOME
   Service charges on deposit
     accounts                                 21,770            21,025
   Gain (loss) on sale of
     investment securities                     2,606              (557)
   Other income                               15,433            12,071
                                         -----------       -----------
           Total noninterest income           39,809            32,539
                                         -----------       -----------
NONINTEREST EXPENSE
   Compensation and employee benefits        234,404           199,646
   Occupancy and equipment                    29,320            26,184
   Data processing charges                    64,361            42,621
   Loss (gain) on real estate
     owned operations                         60,545            (5,916)
   Other expenses                            100,167            90,200
                                         -----------       -----------
           Total noninterest expense         488,797           352,735

                                         -----------       -----------
Income before income taxes                    21,944           109,727

Income taxes                                     642            33,150
                                         -----------       -----------
NET INCOME                               $    21,302       $    76,577
                                         ===========       ===========

Basic per share earnings                 $      0.13       $     N/A

                                         ===========       ===========

See accompanying notes to the unaudited consolidated financial statements.

                    CARNEGIE FINANCIAL CORPORATION
             CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                              Three Months Ended
                                                 September 30,
                                         -----------------------------
                                             1998             1997
                                         -----------       -----------
INTEREST AND DIVIDEND INCOME
     Loans                               $   250,036       $   210,942
     Investment securities
          Taxable                             45,526            36,326
          Exempt from federal income tax       6,656             7,548
     Interest - bearing deposits
       with other institutions                 9,837             8,365
     Mortgage - backed securities             40,641            47,397
     Dividends on Federal Home
Loan Bank Stock                                1,686                 0
                                         -----------       -----------
          Total interest and
            dividend income                  354,382           310,578
                                         -----------       -----------
INTEREST EXPENSE
     Deposits                                171,412           170,193
     Short-term borrowings                         0                 0
                                         -----------       -----------
                Total interest expense       171,412           170,193
                                         -----------       -----------
NET INTEREST INCOME                          182,970           140,385

Provision for loan losses                          0             2,000
                                         -----------       -----------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                  182,970           138,385
                                         -----------       -----------
NONINTEREST INCOME
     Service charges on deposit accounts       7,933             9,400
     Gain (loss) on sale of
       investment securities                     459              (557)
     Other income                              4,846             6,384
                                         -----------       -----------
          Total noninterest income            13,238            15,227
                                         -----------       -----------
NONINTEREST EXPENSE
     Compensation and employee benefits       78,351            58,230
     Occupancy and equipment                   9,688            10,058
     Data processing charges                  29,161            10,491
     Other expenses                           37,832            28,513
                                         -----------       -----------
          Total noninterest expense          155,032           107,292
                                         -----------       -----------
Income before income taxes                    41,176            46,320

Income taxes                                   7,442            14,982
                                         -----------       -----------
NET INCOME                               $    33,734       $    31,338
                                         ===========       ===========

Basic earnings per share                 $      0.08       $     N/A
                                         ===========       ===========

See accompanying notes to the unaudited consolidated financial statements.

                                                   CARNEGIE FINANCIAL CORPORATION
                                        CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                    Unallocated      Net
                                            Additional                 Shares     Unrealized     Total
                                Common       Paid-in     Retained      Held by   Gain (Loss)  Stockholders'Comprehensive
                                Stock        Capital     Earnings       ESOP    On Securities    Equity       Income
                              ----------   ----------   ----------   ----------   ----------   ----------   ----------
Balance, December 31, 1997    $        -   $        -   $1,156,387   $        -   $   13,658   $1,170,045

Net income                                                  21,302                                 21,302   $   21,302
Other comprehensive
income:  Unrealized loss
on available for sale
 securities, net of                                                                     (111)        (111)        (111)
                                                                                                            ----------
    reclassification adjustment
Comprehensive income                                                                                        $   21,191
                                                                                                            ==========
Common stock issued               23,805    2,075,415                  (190,440)                1,908,780
ESOP shares released                                                      4,761                     4,761
                              ----------   ----------   ----------   ----------   ----------   ----------

Balance, September 30, 1998   $   23,805   $2,075,415   $1,177,689   $ (185,679)  $   13,547   $3,104,777
                              ==========   ==========   ==========   ==========   ==========   ==========




Components of comprehensive
  income:  Change in net
  unrealized gain on investment
  securities held for sale                                                                                  $    1,609
Realized gains included in
  net income, net of tax                                                                                        (1,720)
                                                                                                            ----------
Total                                                                                                       $     (111)
                                                                                                            ==========

See accompanying notes to the unaudited consolidated financial statements.

                      CARNEGIE FINANCIAL CORP.
            CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)


                                                      Nine Months Ended
                                                        September 30,
                                                      1998           1997
                                                  -----------    ---------
OPERATING ACTIVITIES
Net income                                             21,302       76,577
Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation, amortization and
       accretion, net                                (431,851)    (95,257)
    Provision for loan losses                               0       2,000
    Amortization of unearned ESOP                       4,761           0
    Loss (gain) on real estate owned                   60,545       7,514
    Loss (gain) on sale of securities                  (2,606)        557
    Increase in accrued interest receivable            (9,795)    (63,564)
    Increase in accrued interest payable              202,506     205,439
    Other, net                                        151,898     (17,744)
                                                     --------    --------
    Net cash provided by operating activities          (3,238)    115,522
                                                     --------    --------
INVESTING ACTIVITIES

Investment securities available for sale:
    Purchases                                      (2,216,998) (2,703,092)
    Proceeds from sales                                 2,606   1,948,064
    Maturities and repayments                       2,589,411           0
Investment securities held to maturity:
    Purchases                                        (250,000)   (234,000)
    Maturities and repayments                         225,000     536,000
Mortgage-backed securities available for sale:
    Purchases                                        (488,595)   (956,115)
    Maturities and repayments                         280,416      15,323
Mortgage-backed securities held to maturity:
    Purchases                                               0    (424,391)
    Maturities and repayments                         500,893     607,151
Net increase in loans                              (2,635,276)    (90,144)
Purchases of Federal Home Loan Bank stock            (102,900)          0
Proceeds from sale of real estate owned               419,781      159,056
Purchases of office properties and equipment          (40,857)      (6,693)
                                                   ----------   ----------
Net cash used for investing activities             (1,716,519)  (1,148,841)
                                                   ----------   ----------
FINANCING ACTIVITIES
Net increase (decrease) in deposits                  (553,080)   1,260,232
Increase in short-term borrowings                           0     (300,000)
Issuance of stock and additional paid in capital    1,908,780            0
Net change in advances for taxes and insurance        (62,918)    (101,265)
                                                   ----------   ----------
Net cash provided by financing activities           1,292,782      858,967
                                                   ----------   ----------
Decrease in cash and cash equivalents                (426,975)    (174,352)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF YEAR                               950,891      656,658
                                                   ----------   ----------
CASH AND CASH EQUIVALENTS
   AT END OF YEAR                                     523,916      482,306
                                                   ----------   ----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
  Interest on deposits and borrowings             $   313,453  $   509,822
  Income taxes                                         18,526       31,406

See accompanying notes to the consolidated financial statements.

CARNEGIE FINANCIAL CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of Carnegie Financial Corporation (the "Company") includes its wholly- owned subsidiary Carnegie Savings Bank (the "Bank"). All significant intercompany items have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year or any other interim period.

Note 2 - CONVERSION TO A STOCK FORM OF OWNERSHIP AND FORMATION OF HOLDING
         COMPANY

On December 11, 1997, the Board of Trustees of the Bank, subject to regulatory approval and approval by the members of the Bank, adopted a Plan of Conversion (the "Plan") to convert from a state chartered mutual savings bank to a federally chartered stock savings bank and the concurrent formation of a holding company.


As part of the conversion, Carnegie Financial Corporation was organized in December 1997 at the direction of the Board of Trustees of the Bank for the purpose of acquiring all of the capital stock to be issued by the Bank in the conversion. The Company became a holding company with its only significant assets being all of the outstanding capital stock of the Bank, which was acquired on July 10, 1998 by exchanging approximately $1.2 million of the proceeds received in the public offering for all of the common stock of the Bank, and a percentage of the conversion proceeds permitted to be retained. From the proceeds of the Conversion, approximately $24,000 was allocated to common stock and $2.1 million, which is net of $281,000 conversion costs, was allocated to additional paid-in capital.

Note 3 - COMPREHENSIVE INCOME

Effective January 1, 1998, the Bank adopted the Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income." In adopting Statement No. 130, the Bank is required to present comprehensive income and its components in a full set of general purpose financial statements. The Bank has elected to report the effects of Statement No. 130 as part of the Statement of Changes in Stockholders' Equity.

Note 4 - EARNINGS PER SHARE

Earnings per share computations are based upon the weighted number of shares outstanding for the period since inception, July 10, 1998, and for the three months ended September 30, 1998. The weighted number of shares outstanding for both periods was 238,843. Net income used in the earnings per share calculation was $32,119 and $19,687 respectively.

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Statement No. 128 replaced the previous reporting requirement of primary and fully diluted earnings per share with basic and diluted earnings per share. The Company currently maintains a simple capital structure, therefore, there are no dilutive effects on earnings per share.

Note 5 - EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

The Company has an ESOP for the benefit of employees who meet the eligibility requirements which include having completed one year of service with the Company and having attained age 21. The ESOP Trust purchased 19,044 shares of common stock in the initial public offering with proceeds from a loan from the Company. The Bank makes cash contributions to the ESOP on an annual basis sufficient to enable the ESOP to make the required loan payments to the Company. The loan bears interest at 8.50% with interest payable quarterly and principal payable in equal annual installments over ten years. The loan is secured by the shares of the stock purchased.

As the debt is repaid, shares are released from collateral and allocated to qualified employees based on the proportion of debt service paid in the
year.   The Company accounts for its leveraged ESOP in accordance with
Statement of Position 93 -6. Accordingly, the shares pledged as collateral are reported as unallocated ESOP shares in the consolidated balance sheet. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1998 AND DECEMBER 31,
1997

Total assets increased by approximately $1,549,000 or 9.3% to $18,272,000 at September 30, 1998 from $16,723,000 at December 31, 1997. The $2.1 million received in the sale of common stock in July primarily funded this increase but was offset by a decline in deposits of $744,000.

Total cash and cash equivalents declined $427,000 or 50.1% from $851,000 at December 31, 1997 to $424,000 at September 30, 1998 primarily to fund growth in the loan portfolio.

Total investment and mortgage-backed securities decreased $192,000 or 3.7% from $5,158,000 at December 31, 1997 to $4,966,000 at September 30, 1998.
The overall decrease is the result of management applying principal repayments on mortgage-backed securities to fund loans and meet operating expenses. There has been limited activity during the period as management has directed its investment opportunities to meet a demanding loan environment.

Net loans receivable increased $2,635,000 or 27.5% from $9,585,000 at December 31, 1997 to $12,221,000 at September 30, 1998 primarily due to the growing demand within the Company's market area. Benefiting mostly from this environment is the residential real estate portfolio which increased $1,654,000 or 20.1%. In addition, the Company has relatively significant commitments to fund loans as a direct result of the economic health of the Company's market area and the competitive pricing of its loan products. The funding of the loan growth was mainly provided by the usage of funds from the stock offering, overnight deposits and principal repayments from mortgage-backed securities.

Deposits decreased $744,000 or 4.9% to $14,434,000 at September 30, 1998 from $15,178,000 at December 31, 1997 due to the competitiveness of deposits within the Company's market area, as well as the usage of deposits for subscriptions in the stock offering.

Stockholder's equity increased $1,935,000 to $3,104,777 at September 30, 1998 from $1,170,000 at December 31, 1997 as a result of the $2,099,000 net proceeds received in the initial public offering offset by $190,000 as a result of establishing an Employee Stock Ownership Plan.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

Net income decreased $55,000 to $21,000 for the nine months ended September 30, 1998 from $76,000 for the same period ended 1997. This decrease was due to an increase in noninterest expenses of $123,000 offset by an increase in net interest income of $39,000 and a decrease in income tax expense of $33,000.

Interest income increased $57,000 or 6.1% from $930,000 for the nine months ended September 30, 1997 to $987,000 for the same period 1998 due primarily to an increase in earnings on loans of $64,000 or 9.8% and offset by a decrease in earnings on mortgage-backed securities of $10,000 or 7.4%. The increase in interest income on loans was due to an increase in the average principal balance for loans in general, and one-to-four family residential loans specifically. As stated previously, this increase is the result the economic viability of the Bank's market area and is being funded with the proceeds from the stock offering. The decrease in interest income on mortgage-backed securities was also the result of fluctuations in average balances as repayments were used to fund the growth in loans.

Interest expense on deposits increased $18,000 or 3.7% from $498,000 for the nine months ended September 30, 1997 to $516,000 for the same period ended 1998 primarily due to an increase in the average balances of deposits.

Based upon management's continuing evaluation of the adequacy of the allowance for loan losses which encompasses the overall risk characteristics of the various portfolio segments, past experience with losses, the impact of economic conditions on borrowers, and other relevant factors, the provision for loan losses decreased by $2,000 for the nine months ended September 30, 1998 compared to the same period ended 1997. See "Risk Elements".

Noninterest income, which is comprised of service charges on deposit accounts, gains and losses on sales of securities, and other income increased $7,000 or 22.3% to $40,000 for 1998 compared to $33,000 for 1997 as a result of an increase in gains or sale of investment securities of $3,000 and smaller dollar increases in various other income accounts.

Noninterest expense increased $136,000 or 38.6% to $489,000 for the nine months ended September 30, 1998 from $353,000 for the same period ended 1997. Compensation and benefits increased $35,000 or 17.4% compared to the prior period due to increased benefit costs associated with an increase in salaries to employees coupled with the implementation of an Employee Stock Ownership Plan as a result of the Stock Offering. Data processing expenses increased $22,000 or 51.0% due to both volume of transactions and an increase in third party costs relating both to the stock conversion and year
2000 readiness.   There also was an increase of $66,000 in real estate owned expenses due to the settlement of approximately $480,000 in all previously foreclosed properties.

There was a decrease in income tax expense of $33,000 for the nine months ended September 30, 1998 as compared to the same period 1997. This fluctuation is the result of a decrease in pretax income of $80,000.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

Net income for the three months ended September 30, 1998 increased $2,000 or 7.6% to $33,000 from $31,000 for the same period ended 1997.

Net interest income increased $43,000 for the three months ended September 30, 1998 to $183,000 from $140,000 for 1997. This increase results from an increase of $39,000 or 18.5% and $8,900 or 20.3% in interest on loans and investment securities due to fluctuations in average balances. Interest income on mortgage-backed securities decreased $7,000 during this same period due to the same reasons as previously discussed. Overall, interest expense remained relatively unchanged during this time period increasing slightly from $170,000 for the three month period ended September 30, 1997 to $171,000 for the same period ended 1998.

Provision for loan losses decreased $2,000 for the three months ended September 30, 1998 compared to the same period ended September 30, 1997. This decrease is derived from management's continual monitoring of the quality of its loan portfolio and its determination of the adequacy of the allowance for loan losses.

Noninterest income decreased slightly by $2,000 or 13.1% for the three months ended September 30, 1997 compared to the same period ended 1998 as a result of a slight decline in service charges on deposits and other income accounts offset by an increase in gain on sale of investments.

Noninterest expense increased $48,000 or 44.5% from $107,000 for the three months ended September 30, 1997 to $155,000 for the same period ended 1998. As previously noted, the increases result from an increase in employee salaries, the implementation of an Employee Stock Ownership Plan, the volume of transactions and increase in third party costs, and an increase in offices supplies and training materials for employees.

Income taxes decreased $8,000 for the three months ended September 30, 1998 to $7,000 from $15,000 for the same period ended September 30, 1997 due to a decline in pretax income.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of funds are deposits, repayment of loans and mortgage-backed securities, maturities of investments, interest-bearing deposits with other banks and funds provided from operations. While scheduled repayments of loans and mortgage-backed securities and maturities of investment securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the general level of interest rates, economic conditions, and competition. We use our liquid resources principally to fund loan commitments, maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses.

Liquidity may be adversely affected by unexpected deposit outflows, excessive interest rates paid by competitors, adverse publicity relating to the savings and loan industry and similar matters. Management monitors projected liquidity needs and determines the level desirable based in part on the Bank's commitments to make loans and management's assessment of the Bank's ability to generate funds.

Management monitors both the Company's and the Savings Bank's total risk-based, Tier I risk-based and Tier I leverage capital ratios in order to assess compliance with regulatory guidelines. At September 30, 1998, both the Company and the Savings Bank exceeded the minimum risk-based and leverage capital ratios requirements. The Company's and Savings Bank's total risk-based, Tier I risk-based and Tier I leverage ratios are 34.5%, 33.5%, 17.0% and 25.9%, 24.8%, 12.4%, respectively at September 30, 1998.

RISK ELEMENT

The table below presents information concerning nonperforming assets including nonaccrual loans, renegotiated loans, loans 90 days or more past due, other real estate loans, and repossessed assets. A loan is classified as nonaccrual when, in the opinion of management, there are serious doubts about collectibility of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deterioration of the borrower.


                                       September 30,    December 31,
                                           1998            1997
                                       ------------     -----------
                                          (Dollars in thousands)

Loans on nonaccrual basis              $      32         $      42
Loans past due 90 days or
more and still accruing                        -                 -
                                       ---------         ---------

Total nonperforming loans                     32                42
                                       ---------         ---------
Real estate owned                              -               480
                                       ---------         ---------
Total nonperforming assets                     -               522
                                       ---------         ---------

Nonperforming loans as a
percent of total loans                      0.26%             0.43%
                                       =========         =========

Nonperforming assets as a
 percent of total assets                    0.23%             3.12%
                                       =========         =========

Allowance for loan losses to
 nonperforming loans                      306.25%           273.81%
                                       =========         =========

Management monitors impaired loans on a continual basis. As of September 30, 1998, impaired loans had no material effect on the Company's financial position or results of operations.

During the nine month period ended September 30, 1998, loans increased $2,355,000 and nonperforming loans decreased $10,000 while the allowance for loan losses decreased $17,000 for the same period. The percentage of allowance for loan losses to loans outstanding declined to .77% at September 30, 1998 from 1.19% at December 31, 1997 as classified assets decreased from $192,000 to $35,000 during this same period. Nonperforming loans are primarily made up of one to four family residential mortgages and consumer loans. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management's opinion.

Management believes the level of the allowance for loan losses at September 30, 1998 is sufficient; however, there can be no assurance that the current allowance for loan losses will be adequate to absorb all future loan losses. The relationship between the allowance for loan losses and outstanding loans is a function of the credit quality and known risk attributed to the loan portfolio. The on-going loan review program and credit approval process is used to determine the adequacy of the allowance for loan losses.

YEAR 2000

Rapid and accurate data processing is essential to the Bank's operations. Many computer programs can only distinguish the final two digits of the year entered (a common programming practice in prior years) are expected to read entries for the year 2000 as the year 1900 or as zero and incorrectly attempt to compute payment, interest, delinquency and other data. The Bank has been evaluating both information technology (computer systems) and non-information technology systems (e.q. vault timers, electronic door lock and elevator controls). Based upon such evaluations, management has determined that the Bank has year 2000 risk in three areas: (1) Bank's own computer and software, (2) computers of others used by the Bank's borrowers, and (3) computers of others who provide the Bank with processing of certain services.

Bank's own computers and software. The Bank expects to spend approximately $4,000 through December 31, 1998 to upgrade its computer system and software. This upgrade is expected to eliminate the year 2000 risk. The Bank does not expect to have material costs to address this risk after December 31, 1998. At September 30, 1998 approximately $2,000 has been expensed. The Bank expects, though there is no assurance, to be year 2000 compliant in this risk area by December 31, 1998.

Computers of others used by our borrowers. The Bank has evaluated most of their borrowers and does not believe the year 2000 problem should, on an aggregate basis, impact their ability to make payments to the Bank. The Bank believes that most of their residential borrowers are not dependent on their home computers for income and that none of their commercial borrowers are so large that a year 2000 problem would render them unable to collect revenue or rent and, in turn, continue to make loan payments to the Bank. The Bank does not expect any material costs to address this risk area and believes they are year 2000 compliant in this risk area.

Computers of others who provide us with processing of certain services.
This risk is primarily focused on one third party service bureau that provides virtually all of the Bank's data processing. The service bureau has communicated that it is substantially year 2000 compliant and subsequent results of testing by the Bank have been positive.

Contingency Plan. The Bank will continue monitoring their service bureau to evaluate whether its data processing system will fail and is being provided with periodic updates on the status of testing and upgrades being made by the service bureau. If the Bank service bureau fails, the Bank will attempt to locate an alternative service bureau that is year 2000 compliant. If the Bank is unsuccessful, the Bank will enter deposit balances and interest with its existing computer system. If this labor intensive approach is necessary, management and employees will become much less efficient. However, the Bank believes that they would be able to operate in this manner in the short-term, until their existing service bureau, or their replacement, is able to again provide data processing services. If very few financial institution services bureaus were operating in the year 2000, the Bank's replacement costs, assuming the Bank could negotiate an agreement, could be material.

CARNEGIE FINANCIAL CORPORATION
PART II   OTHER INFORMATION

ITEM 1.  Legal Proceedings

         None

ITEM 2.  Changes in Securities

    Use of Proceeds

    (4)    (I)    The offering has terminated but did not terminate before
                  the sale of all securities registered;
           (ii)   The name of the managing underwriter was: Capital
                  Resources, Inc.
           (iii)  Common stock par value $.10 per share was registered;
           (iv)   Amount registered   238,050 shares;
                  Aggregate price of offering amount registered -
                  $2,380,500; Amount sold   238,050;
                  Aggregate offering price of stock sold to date -
                  $2,380,500;
           (V)    Expenses of the offering which were direct
                  or indirect payments to others;
                  Expense paid to and for underwriters $94,500;
                  Other expenses - $186,800 (estimate);
                  Total expenses - $281,300 (estimate);
           (vi)   Net offering proceeds - $2,099,220;
           (vii)  Direct or indirect payments to affiliates:
                  Loan to ESOP of subsidiary bank - $190,440;
                  Purchase outstanding stock of subsidiary bank - $1,049,610
                  Noninterest checking account with subsidiary bank -
                  $813,374
           (viii) Not applicable


ITEM 3.  Defaults upon Senior Securities

         None

ITEM 4.  Submission of Matters to a Vote of Security Holders

         None

ITEM 5.  Other Information

         None

ITEM 6.  Exhibits and Reports on Form 8-K

   (a)   (3)(i)   Articles of Incorporation of Carnegie Financial
                  Corporation*
         (3)(ii)  Bylaws of Carnegie Financial Corporation*
         (4)      Specimen Stock Certificate of Carnegie Financial
                  Corporation*
         (10)     Form of Employment Agreement between the Bank and Shirley
                  Chiesa*
         (27)     Financial Data Schedule (electronic filing only)

   (b)   Reports on Form 8-K

         None

* Incorporated by reference to the registration statement on Form SB-2 (333-48655).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Carnegie Financial Corporation


Date: November 16, 1998        By: /s/ Shirley Chiesa
                                   --------------------------------------
                                   Shirley Chiesa
                                   President and Chief Executive Officer


Date: November 16, 1998        By: /s/ Joseph Pigoni
                                   --------------------------------------
                                   Joseph Pigoni
                                   Vice President and CFO





16