Form 10KSB40
period 1998-12-31
CARNEGIE FINANCIAL CORP /PA/
filed 1999-03-29
CIK 17732

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] Annual report  pursuant to section 13 or 15 (d) of the  Securities  Exchange
    Act of 1934
For the fiscal year ended December 31, 1998
                          -----------------

                                       OR

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to .
                                   -------------   ------------

Commission File No. 0-24579

                         Carnegie Financial Corporation
               --------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

Pennsylvania                                                   25-1806857
------------------------------------------               --------------------
(State or Other Jurisdiction of Incorporation or            (I.R.S. Employer
Organization)                                                Identification No.)

17 West Mall Plaza, Carnegie, Pennsylvania                       15106
------------------------------------------                     ----------
(Address of Principal Executive Offices                        (Zip Code)

Issuer's Telephone Number, Including Area Code:              (412) 276-1266
                                                             ---------------
Securities registered under to Section 12(b) of the Exchange Act:    None
                                                                    ------
Securities registered under to Section 12(g) of the Exchange Act:

                     Common Stock, par value $0.10 per share
                     ---------------------------------------
                                (Title of Class)

     Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X   NO    .
   -----   ----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year. $1,413,000

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the average bid and asked price of the Registrant's Common Stock on March 22, 1999 was $1.9 million.

     As of March 1, 1999, there were issued and outstanding 238,050 shares of the Registrant's Common Stock.

     Transition Small Business Disclosure Format (check one):
YES      NO  X
   ----    ----
                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year ended December 31, 1998. (Part II)

2. Portions of the Proxy Statement for the Annual Meeting of Stockholders for the Fiscal Year ended December 31, 1998. (Part III)

Item 1.  Business
-----------------
                                     PART I

Forward Looking Statements

     Carnegie Financial Corporation (the "Company") may from time to time make written or oral "forward-looking statements", including statements contained in the Company's filings with the Securities and Exchange Commission (including this Annual Report on Form 10-KSB and the exhibits thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

     These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Company's products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes, acquisitions; changes in consumer spending and savings habits; and the success of the Company at managing the risks involved in the foregoing.

     The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

General

     The Company is a Pennsylvania corporation organized in February 1998 at the direction of Carnegie Savings Bank (the "Bank") to acquire all of the capital stock that the Bank issued in its conversion from the mutual to stock form of ownership (the "Conversion"). On July 10, 1998, the Bank completed the Conversion and became a wholly owned subsidiary of the Company. The Company is a unitary savings and loan holding company which, under existing laws, generally is not restricted in the types of business activities in which it may engage provided that the Bank retains a specified amount of its assets in housing-related investments. The Company conducts no significant business or operations of its own other than holding all of the outstanding stock of the Bank and investing the Company's portion of the net proceeds obtained in the Conversion.

     The Bank is a federally chartered stock savings bank headquartered in Carnegie, Pennsylvania. The Bank is subject to examination and comprehensive regulation by the Office of Thrift Supervision ("OTS") and its deposits are federally insured by the Bank Insurance Fund ("BIF"). The Bank is a member of and owns capital stock in the Federal Home Loan Bank of Pittsburgh ("FHLB"), which is one of the 12 regional banks in the FHLB System.

     The Bank operates a traditional savings bank business, attracting deposit accounts from the general public and using those deposits, together with other funds, primarily to originate and invest in loans secured by single-family residential real estate.

Competition

     Competition for deposits comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, finance companies, and multi-stage regional banks in the Bank's market areas. Competition for funds also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition varies depending upon market conditions and comes from commercial banks, thrift institutions, credit unions and mortgage bankers.

Lending Activities

     Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the Bank's loan portfolio by type of loan on the dates indicated:

                                                December 31,
                                         1998                 1997
                                   Amount    Percent    Amount  Percent
                                   ------    -------    ------  -------
                                           (Dollars in thousands)
Type of Loans:
Real Estate Loans:
  One- to four-family........     $10,989     75.00%   $7,656    78.93%
  Commercial.................         491      3.35       343     3.54
  Home equity................         766      5.23       579     5.97
  Construction ..............       1,252      8.55       251     2.59
                                  -------   -------    ------  -------
      Total real estate......      13,498     92.13     8,829    91.03
                                  -------   -------    ------  -------

Commercial...................         304      2.07         -         -
Consumer Loans:
  Automobile loans...........         450      3.07       383     3.95
  Unsecured..................         288      1.97       368     3.79
  Share loans................         111      0.76       119     1.23
                                  -------   -------    ------  -------
     Total consumer..........         849      5.80       870     8.97
                                  -------   -------    ------  -------
Total .......................     $14,651    100.00%   $9,699   100.00%
                                  =======   =======    ======  =======

Loan Maturity Tables

     The following sets forth the maturity of the Bank's loan portfolio at December 31, 1998. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments of loans totaled $2.0 million at December 31, 1998. All loans are shown as maturing based on contractual maturities.

                                               Due after
                                  Due within   1 through    Due after
                                     1 year     5 years      5 years     Total
                                     ------     -------      -------     -----
                                                   (In thousands)
One- to four-family real estate..     $   21     $  489     $10,479    $10,989
Commercial real estate...........          -          -         491        491
Home equity......................          -        338         428        766
Construction.....................      1,252          -           -      1,252
Consumer.........................         55        706          88        849
Commercial.......................          -          -         304        304
                                      ------     ------     -------    -------
Total............................     $1,328     $1,533     $11,790    $14,651
                                      ======     ======     =======    =======


     The following table sets forth dollar amount of all loans due after December 31, 1999, which have predetermined interest rates and which have floating or adjustable interest rates.

                                                     Floating or
                                     Fixed Rates  Adjustable Rates      Total
                                     -----------  ----------------      -----
                                                   (In thousands)
One-to-four family real estate...   $10,629           $   339          $10,968
Commercial real estate...........         -               491              491
Home equity......................       341               425              766
Consumer.........................       794                 -              794
Commercial.......................         -               304              304
                                    -------            ------          -------
         Total...................   $11,764            $1,559          $13,323
                                    =======            ======          =======


     Real Estate Loans. The Bank's primary lending activity consists of the origination of one- to four-family fixed rate residential mortgage loans secured by property located in the Bank's primary market area. The Bank generally originates one- to four-family fixed rate residential mortgage loans in amounts up to 95% of the lesser of the appraised value or purchase price, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 90%. Generally, the maximum loan-to-value ratio on mortgage loans secured by non-owner occupied properties and commercial buildings is limited to 70%. The Bank retains all of its mortgage loans and originates these loans with maturities of up to 30 years. Mortgage loans originated and held by the Bank generally include due-on-sale clauses. This gives the Bank the right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property securing the mortgage loan without the Bank's consent.

     The Bank originates home equity loans and second mortgage loans which are secured by one to four-family residences. The Bank originates these loans on one- to four-family residences with fixed rate terms of up to 15 years. The loans are generally subject to a 80% combined loan-to-value limitation, including any other outstanding mortgages or liens.

     Commercial real estate lending entails significant additional risks compared to residential property lending. These loans typically involve large loan balances to single borrowers or groups of related borrowers. The repayment of these loans typically is dependent on the successful operation of the real estate project securing the loan. These risks can be significantly affected by supply and demand conditions in the market for office and retail space and may also be subject to adverse conditions in the economy.

     Construction Lending. The Bank makes construction loans primarily for the construction of one-to four-family primary home dwellings. These loans are primarily made to persons who are constructing properties for the purpose of occupying them. Loans made to individual property owners are "construction-permanent" loans which generally provide for the payment of principal and interest during a construction period (generally up to six months) at fixed or adjustable interest rates having terms similar to other one- to four-family residential loans.

     Commercial Business Loans. The Bank maintains a small number of commercial lines of credit made to local businesses and professionals. These lines of credit are primarily secured by real property.

     Commercial business loans generally are deemed to entail significantly greater risk than that which is involved with single family real estate lending. The repayment of commercial loans typically is dependent on the successful operations and income stream of the business and the borrower. Such risks can be significantly affected by economic conditions. In addition, commercial lending generally requires substantially greater oversight efforts compared to residential real estate lending.

     Consumer Loans. The Bank offers consumer loans in order to provide a wider range of financial services to its customers. The Bank's consumer loans consist of share loans, automobile loans, and unsecured loans. The Bank makes unsecured loans to certain creditworthy borrowers. Loans secured by vehicles are financed for terms up to 60 months. Loans secured by deposits of the bank are granted in amounts up to 95% of the deposited amount.

     Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly. Repossessed collateral for a defaulted consumer loan may not be sufficient for repayment of the outstanding loan, and the remaining deficiency may not be collectible.

     Loan Approval Authority and Underwriting. The Bank establishes various lending limits for its officers and maintains a loan committee consisting of the board of directors. The president and loan officer have authority to approve home equity loans up to $35,000 and $20,000, respectively, and the Officer Loan Committee has the authority to approve unsecured consumer loans up to $5,000. The loan committee ratifies all residential mortgage loans and all other real estate and consumer loans.

     Upon receipt of a completed loan application from a prospective borrower, a credit report is ordered. Income and certain other information is verified. If necessary, additional financial information may be requested. An appraisal or other estimate of value of the real estate intended to be used as security for the proposed loan is obtained. Appraisals are processed by independent fee appraisers.

     Title insurance is generally required on all real estate mortgage loans. The Bank does not require title insurance on home equity loans and second mortgages under $50,000, but obtains a property report, which indicates whether there are any liens or other encumbrances against the property. Borrowers also must obtain fire and casualty insurance. Flood insurance is also required on loans secured by property that is located in a flood zone.

     Loan Commitments. Written commitments are given to prospective borrowers on all approved real estate loans. Generally, the commitment requires acceptance within 45 days of the date of issuance. At December 31, 1998, commitments to cover originations of mortgage loans totalled $2,580,000.

     Loans to One Borrower. The maximum amount of loans which the Bank may make to any one borrower may not exceed the greater of $500,000 or 15% of the Bank's unimpaired capital and unimpaired surplus. The Bank may lend an additional 10% of its unimpaired capital and unimpaired surplus if the loan is fully secured by readily marketable collateral. At December 31, 1998, the Bank's maximum loan-to-one borrower limit was $575,000.

Nonperforming and Problem Assets

     Loan Delinquencies. When a mortgage loan becomes 30 days past due, a notice of nonpayment is sent to the borrower. If such payment is not received by month end, an additional notice of nonpayment is sent to the borrower. After 60 days, if payment is still delinquent, a notice of right to cure default is sent to the borrower giving 30 additional days to bring the loan current before foreclosure is commenced. If the loan continues in a delinquent status for 90 days past due and no repayment plan is in effect, foreclosure proceedings will be initiated.

     Loans are reviewed and are placed on a non-accrual status when the loan becomes more than 90 days delinquent or when, in our opinion, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is charged against interest income. Subsequent interest payments, if any, are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan.

     Nonperforming Assets. The following table sets forth information regarding nonaccrual loans and real estate owned, as of the dates indicated. As of the dates indicated, the Bank has no loans categorized as troubled debt restructurings within the meaning of SFAS 15 and no impaired loans within the meaning of SFAS 114, as amended by SFAS 118. Interest income that would have been recorded on loans accounted for on a nonaccrual basis under the original terms of such loans was not material for the year ended December 31, 1998.

                                                                        At December 31,
                                                                 --------------------------------
                                                                     1998                1997
                                                                    (Dollars in thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
  One-to-four family......................................           $   22        $      -
  Home equity.............................................                -               -
  Commercial..............................................                -              14
  Construction............................................                -               -
Consumer..................................................               30              28
Commercial................................................                -               -
                                                                     ------        --------
Total non-accrual loans...................................               52              42
                                                                     ------        --------
Accruing loans which are contractually past due 90 days or more:
Mortgage loans:
  Residential.............................................                -               -
  Commercial..............................................                -               -
  Construction............................................                -               -
Commercial................................................                -               -
Consumer..................................................                -               -
Total accruing loans which are contractually past due
90 days or more...........................................                -               -
                                                                     ------        --------
Total non-performing loans................................               52              42
                                                                     ------        --------
Real estate owned.........................................                -             480
                                                                     ------        --------
Other non-performing assets...............................                -               -
                                                                     ------        --------
Total non-performing assets...............................          $    52        $    522
                                                                    =======        ========
Total non-performing loans to total loans.................             0.36%           0.44%
                                                                    =======        ========
Total non-performing loans to total assets................             0.26%           0.25%
                                                                    =======        ========
Total non-performing assets to total assets...............             0.26%           3.12%
                                                                    =======        ========



     Classified Assets. OTS regulations provide for a classification system for problem assets of savings banks which covers all problem assets. Under this classification system, problem assets of savings banks such as the Bank are classified as "substandard," "doubtful," or "loss." An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. Substandard assets include those characterized by the "distinct possibility" that the savings bank will sustain "some loss" if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as loss are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets may be designated "special mention" because of potential weaknesses that do not currently warrant classification in one of the aforementioned categories.

     When a savings bank classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When a savings bank classifies problem assets as loss, it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. A savings bank's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which may order the establishment of additional general or specific loss allowances. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining a savings bank's regulatory capital. Specific valuation allowances for loan losses generally do not qualify as regulatory capital.

     The following table sets forth the Bank's classified assets in accordance with the Bank's classification system.

                                     At December 31, 1998
                                     --------------------
                                    (Dollars in thousands)
Special Mention..............            $   23
Substandard..................                81
Doubtful assets..............                26
Loss assets..................            ------
                                         $  130
                                         ======

     Allowances for Loan Losses. A provision for loan losses is charged to operations based on management's evaluation of the losses that may be incurred in the Bank's loan portfolio. The evaluation, including a review of all loans on which full collectibility of interest and principal may not be reasonably assured, considers: (i) the Bank's past loan loss experience, (ii) known and inherent risks in the Bank's portfolio, (iii) adverse situations that may affect the borrower's ability to repay, (iv) the estimated value of any underlying collateral, and (v) current economic conditions.

     The Bank monitors its allowance for loan losses and makes additions to the allowance as economic conditions dictate. Although the Bank maintains its allowance for loan losses at a level that it considers adequate for the inherent risk of loss in its loan portfolio, future losses could exceed estimated amounts and additional provisions for loan losses could be required. In addition, the Bank's determination of the amount of the allowance for loan losses is subject to review by the OTS, as part of its examination process. After a review of the information available, the OTS might require the establishment of an additional allowance. Any increase in the loan loss allowance required by the OTS would have a negative impact on the Bank's earnings.

     The following table sets forth information with respect to the Bank's allowance for loan losses at the dates and for the periods indicated:

                                                       For the Years Ended
                                                           December 31,
                                                       -------------------
                                                     1998               1997
                                                     ----               ----
                                                      (Dollars in thousands)

Total loans outstanding.........................  $ 14,651          $   9,700
                                                  ========          =========
Average loans outstanding.......................    11,709          $   9,730
                                                  ========          =========
Allowance balance (at beginning of period)......  $    115          $      39
Provision:
  Real Estate ..................................        44                 73
  Consumer......................................        --                 --
Charge-offs:
  Real Estate Loans.............................        --                 --
  Consumer......................................       (20)                --
Recoveries:
  Real Estate...................................        --                  3
  Consumer......................................        --                 --
                                                  --------          ---------
Allowance balances (at end of period)...........  $    139          $     115
                                                  ========          =========
Allowance for loan losses as a percent of
total loans outstanding.........................       .95 %             1.19 %
Net loans charged off as percent of average
loans outstanding...............................       .17 %               -- %
Return on average assets........................     (0.21)%            (0.33)%
Return on average equity........................     (1.97)%            (4.30)%
Equity to assets at period end..................     15.12 %             7.00 %



Analysis of the Allowance for Loan Losses

     The following table sets forth the allocation of the allowance for loan losses for each category of loan. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict the Bank's use of the allowance to absorb losses in other loan categories.

                                                At December 31,
                             ------------------------------------------------
                                     1998                      1997
                             ----------------------   -----------------------
                                       Percent of                Percent of
                                      Loans in Each             Loans in Each
                                       Category to               Category to
                             Amount    Total Loans    Amount     Total Loans
                             ------    -----------    ------     -----------
                                         (Dollars in thousands)

Type of Loans:
Real Estate Loans:
  Residential.............    $110        74.99%        $ 75        78.93%
  Home equity.............       8          5.23           -         5.97
  Commercial..............       5          3.35           3         3.54
  Construction............       8          8.55           -         2.59
Commercial................       9          2.08           -            -
Consumer Loans............       9          5.80          37         8.97
                              ----       -------        ----      -------
Total.....................    $149       100.00%        $115      100.00%
                              ====       =======        ====      =======



Investment Activities

     Investment Securities. The Bank is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and certain other investments. The level of liquid assets varies depending upon several factors, including: (i) the yields on investment alternatives, (ii) the Bank's judgment as to the attractiveness of the yields then available in relation to other opportunities, (iii) expectation of future yield levels, and (iv) the Bank's projections as to the short-term demand for funds to be used in loan origination and other activities. The Bank classifies its investment securities as "available for sale" or "held to maturity" in accordance with SFAS No. 115. At December 31, 1998, the Bank's investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. federal agency or federally sponsored agency obligations,
(iii) local municipal obligations, (iv) mortgage-backed securities, (v) banker's acceptances, (vi) certificates of deposit, (vii) federal funds, including FHLB overnight and term deposits, and (viii) investment grade corporate bonds, equity securities, commercial paper and mortgage derivative products.


     The Bank's securities available for sale and investment securities held to maturity portfolios at December 31, 1998 did not contain securities of any issues with an aggregate book value in excess of 10% of the Bank's equity, excluding those issued by the United States Government or its agencies.

     Mortgage-backed Securities. To supplement lending activities, the Bank has invested in residential mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. Mortgage-backed securities represent a participation interest in a pool of single-family or other type of mortgages. Principal and interest payments are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities, to investors such as the Bank. The quasi-governmental agencies guarantee the payment of principal and interest to investors and include the Federal Home Loan Mortgage Corporation ("FHLMC"), Government National Mortgage Association ("GNMA"), and Federal National Mortgage Association ("FNMA.")

     Mortgage-backed securities typically are issued with stated principal amounts. The securities are backed by pools of mortgages that have loans with interest rates that are within a set range and have varying maturities. The underlying pool of mortgages can be composed of either fixed rate or adjustable rate mortgage loans. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. The interest rate risk characteristics of the underlying pool of mortgages (i.e., fixed rate or adjustable rate) and the prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. Mortgage-backed securities issued by FHLMC and GNMA make up a majority of the pass-through certificates market.

     Securities Portfolio. The following table sets forth the carrying value of the Bank's investment securities at the dates indicated.

                                                             At December 31,
                                                             ---------------
                                                            1998         1997
                                                          --------    ---------
                                                          (Dollars in thousands)

Securities held to maturity:
  U.S. government agency securities....................    $   --     $    300
  Obligations of state and political subdivisions......       489          614
  Mortgage-backed securities...........................     1,067        1,721
                                                           ------     --------
       Total securities held to maturity...............     1,556        2,635
                                                           ------     --------
Securities available for sale:
   U.S. government agency securities...................     1,250          810
   U.S. treasury securities............................        --          204
   Mutual funds........................................        10          503
   Mortgage-backed securities..........................     1,026          907
                                                           ------     --------
       Total securities available for sale.............     2,286        2,424
                                                           ------     --------
       Total investment and mortgage-backed securities     $3,842       $5,059
                                                           ======     ========

     The following table sets forth information regarding the scheduled maturities, carrying values, approximate fair values, and weighted average yields for the Bank's investment and mortgage-backed securities portfolio at December 31, 1998 by contractual maturity. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                                                                      As of December 31, 1998
                              ------------------------------------------------------------------------------------------------------
                                                                                                               Total Investment
                                                     More than           More than                          Securities and Mortgage
                               One Year or Less  One to Five Years   Five to Ten Years  More than Ten Years   -Backed Securities
                             ------------------ ------------------  ------------------  ------------------- ------------------------
                             Carrying  Average  Carrying   Average  Carrying   Average   Carrying Average   Carrying Average  Market
                               Value    Yield     Value     Yield     Value     Yield      Value   Yield      Value   Yield    Value
                               -----    -----     -----     -----     -----     -----      -----   -----      -----   -----    -----
                                                                   (Dollars in thousands)
U.S. government agencies....  $    --     -- %    $  --      -- %     $ 300    6.65%    $  951     5.76%     $1,251  6.76%   $1,251
Obligations of state and
  political subdivisions....       45   4.25        245    4.44         199    5.38         --       --         489  4.80       503
Mutual funds................       10   6.06         --      --          --      --         --       --          10  6.06        10
Mortgage-backed securities..       --     --        148    7.93         110    6.80      1,835     6.62       2,093  6.72     2,109
                              -------             -----               -----             ------               ------          ------
   Total....................  $    55   4.58%     $ 393    5.75%      $ 609    6.26%    $2,786     6.33%     $3,843  6.49%   $3,873
                              =======   ====      =====    ====       =====    ====     ======     ====      ======  ====    ======


Sources of Funds

     Deposits are the Bank's major external source of funds for lending and other investment purposes. Funds are also derived from the receipt of payments on loans and prepayment of loans and maturities of investment securities and mortgage-backed securities and, to a much lesser extent, borrowings and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions.

     Deposits. Consumer and commercial deposits are attracted principally from within the Bank's primary market area through the offering of a selection of deposit instruments including passbook savings accounts, money market accounts, and term certificate accounts. IRA accounts and NOW accounts are also offered. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate. At December 31, 1998, the Bank had no brokered deposits and its deposits were represented by the following types of savings programs.

     The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 1998.

                                                      Certificates
Maturity Period                                        of Deposits
---------------                                        -----------
                                                     (In thousands)
Within three months                                       $  125
Three through six months                                     628
Six through twelve months                                    300
Over twelve months                                           200
                                                          ------
                                                          $1,253
                                                          ======

     Borrowings. The Bank may obtain advances from the FHLB of Pittsburgh to supplement its supply of lendable funds. Advances from the FHLB of Pittsburgh are typically secured by a pledge of the Bank's stock in the FHLB of Pittsburgh, a portion of the Bank's first mortgage loans and other assets. Each FHLB credit program has its own interest rate, which may be fixed or adjustable, and range of maturities. If the need arises, the Bank may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The Bank became a member of the FHLB on June 8, 1998.

Employees

     At December 31, 1998 the Bank had 7 full-time and no part-time employees. The employees of the Bank perform clerical work for the Company from time to time; otherwise, the Company has no employees other than its officers. None of the Bank's employees are represented by a collective bargaining group. The Bank believes that its relationship with its employees is good.

Regulation

     Set forth below is a brief description of certain laws which related to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Company Regulation

     General. The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries, should such subsidiaries be formed, which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association. This regulation and oversight is intended primarily for the protection of the depositors of the Bank and not for the benefit of stockholders of the Company.

     Qualified Thrift Lender Test. As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions, provided the Bank satisfies the Qualified Thrift Lender ("QTL") test. If the Company controls more than one savings institution, it would lose the ability to diversify its operations into non-banking related activities, unless such savings institutions each also qualify as a QTL or were acquired in a supervised acquisition. See "- Regulation of the Bank - Qualified Thrift Lender Test."

Regulation of the Bank

     General. As a federally chartered, BIF insured savings association, the Bank is subject to extensive regulation by the OTS and the FDIC. Lending activities and other investments must comply with various federal statutory and regulatory requirements. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board.

     The OTS, in conjunction with the FDIC, regularly examines the Bank and prepares reports for the consideration of the Bank's Board of Directors on any deficiencies that are found in the Bank's operations. The Bank's relationship with its depositors and borrowers is also regulated to a great extent by federal and state law, especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage documents.

     The  Bank  must  file  reports  with the OTS and the  FDIC  concerning  its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other savings institutions. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the BIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

     Insurance of Deposit Accounts. The Bank's deposit accounts are insured by the BIF to a maximum of $100,000 for each insured member (as defined by law and regulation). Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator.

     Effective September 30, 1996, federal law was revised to mandate a one-time special assessment on SAIF members of approximately .657% of deposits held on March 31, 1995. Beginning January 1, 1997, the deposit insurance assessment for most Savings Association Insurance Fund ("SAIF") members was reduced to .064% of deposits on an annual basis through the end of 1999. During this same period, BIF members will be assessed approximately .013% of deposits. After 1999, assessments for BIF and SAIF members should be the same. It is expected that these continuing assessments for both SAIF and BIF members will be used to repay outstanding Financing Corporation bond obligations.

     Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3% of total adjusted assets, and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets. In addition, the OTS prompt corrective action regulation provides that a savings institution that has a leverage capital ratio of less than 4% (3% for institutions receiving the highest examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions.

     Dividend and Other Capital Distribution Limitations. OTS regulations require the Bank to give the OTS 30 days advance notice of any proposed declaration of dividends to the Company, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends to the Company.

     OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 institution") and has not been advised by the OTS that it is in need of more than the normal supervision can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four quarter period. Any additional capital distributions require prior regulatory approval. As of December 31, 1998, the Bank was a Tier 1 institution. In the event the Bank's capital fell below its fully phased-in requirement or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

     Qualified Thrift Lender Test. Savings institutions must meet a QTL test. If the Bank maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including certain mortgage-related securities) ("QTIs") and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Pittsburgh. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus goodwill and other intangible assets, property used by the institution in conducting its business and liquid assets in an amount not exceeding 20% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA and FHLMC as qualifying QTIs. An association must be in compliance with the QTL test on a monthly basis in nine out of every twelve months. As of December 31, 1998, the Bank was in compliance with its QTL requirement.

     Federal Home Loan Bank System. The Bank is a member of the FHLB of Pittsburgh, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB.

     As a member, the Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations or 5% of its outstanding borrowings to the FHLB of Pittsburgh, at the beginning of each year.

     Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At December 31, 1998, the Bank was in compliance with these Federal Reserve Board requirements.

Item 2. Description of Property
-------------------------------

(a) Property. The Bank operates from its one office located at 17 West Mall Plaza, Carnegie, Pennsylvania. Such property was acquired in 1986.

(b) Investment Policies. See "Item 1. Business" above for a general description of the Bank's investment policies and any regulatory or Board of Directors' percentage of assets limitations regarding certain investments. The Bank's investments are primarily acquired to produce income, and to a lesser extent, possible capital gain.

     (1)  Investments  in Real Estate or Interests in Real Estate.  See "Item 1.
Business - Lending Activities and - Regulation of the Bank," and "Item 2. Description of Property."

     (2) Investments in Real Estate Mortgages. See "Item 1. Business - Lending Activities and - Regulation of the Bank."

         (3) Investments in Securities of or Interests in Persons Primarily Engaged in Real Estate Activities. See "Item 1. Business - Lending Activities and - Regulation of the Bank."

(c)      Description of Real Estate and Operating Data.

         Not Applicable.

Item 3. Legal Proceedings
-------------------------

         There are various claims and lawsuits in which the Company or the Bank are periodically involved, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the Bank's business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

Item  4.  Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year.

                                     PART II

Item  5.  Market for Common Equity and Related Stockholder Matters
------------------------------------------------------------------

         The information contained under the section captioned "Stock Market Information" of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1998 (the "Annual Report") is incorporated herein by reference.

Item  6.  Management's Discussion and Analysis or Plan of Operation
-------------------------------------------------------------------

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item  7.  Financial Statements
------------------------------

         The  Registrant's   financial  statements  listed  under  Item  13  are
incorporated herein by reference.

Item  8.  Changes  in and  Disagreements  with  Accountants  On  Accounting  and
--------------------------------------------------------------------------------
Financial Disclosure.
--------------------

     The information contained in the sectioned captioned "Proposal II - Ratification of Appointment of Auditors" in the Company's definitive proxy statement for the Company's 1998 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance
--------------------------------------------------------------------------------
with Section 16(a) of the Exchange Act.
--------------------------------------

         The information contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance" and "I - Information with Respect to Nominees for Director, Directors Continuing in Office, and Executive Officers - Election of Directors" and " - Biographical Information" in the Proxy Statement is incorporated herein by reference.

Item 10.  Executive Compensation
--------------------------------

         The information contained in the section captioned "Director and Executive Officer Compensation" in the Proxy Statement is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

         (a)      Security Ownership of Certain Beneficial Owners

                  Information required by this item is incorporated herein by reference to the first chart in the section captioned "I - Information with Respect to Nominees for Director, Directors Continuing in Office, and Executive Officers" in the Proxy Statement.

         (b)      Security Ownership of Management

                  Information required by this item is incorporated herein by reference to the first chart in the section captioned "I - Information with Respect to Nominees for Director, Directors Continuing in Office, and Executive Officers" in the Proxy Statement.

         (c) Management of the Registrant knows of no arrangements, including any pledge by any person of securities of the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

         The  information  required  by this  item  is  incorporated  herein  by
reference  to  the  section   captioned   "Certain   Relationships  and  Related
Transactions" in the Proxy Statement.

Item 13. Exhibits, List, and Reports on Form 8-K
------------------------------------------------

         (a) Listed below are all financial statements and exhibits filed as part of this report.

                  1. The consolidated balance sheets of Carnegie Financial Corporation as of December 31, 1998 and 1997 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the two years ended December 31, 1998, together with the related notes and the independent auditors' report of S.R. Snodgrass, A.C. independent certified public accountants for the year ended December 31, 1998. The independent auditors's report of Goff

               Ellenbogen Backa & Alfera, LLC for the year ended December 31, 1997 is included as Exhibit 99 in this Report.

          2.   Schedules omitted as they are not applicable.

          3.   The   following   exhibits   are   included  in  this  Report  or
               incorporated herein by reference:

          (a)  List of Exhibits:

               3(i)  Articles of Incorporation of Carnegie Financial
                     Corporation *
               3(ii) Bylaws of Carnegie Financial Corporation *
               4     Specimen Stock Certificate *
               10.1  Employment Agreement between the Bank and Shirley Chiesa *
               10.2  Supplemental Executive Retirement Plan *
               10.3  Form of Directors Consultation  and Retirement Plan between the Bank and each of the directors *
               13    1998 Annual Report to Stockholders
               21    Subsidiaries of the Registrant (See "Item 1- Business")
               27    Financial Data Schedule (electronic filing only)
               99    Auditor's Report of  Goff Ellenbogen Backa & Alfera, LLC as
                     of December 31, 1997.


---------------------
* Incorporated by reference to the identically numbered exhibit to the registration statement on Form SB-2 (File No. 333-24579) declared effective by the SEC on May 14, 1998.


         (b)      None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 29, 1999.

                         CARNEGIE FINANCIAL CORPORATION



                         By: /s/ Shirley Chiesa
                             ------------------------------------------
                             Shirley Chiesa
                             President, C.E.O. and Chairman of the Board
                             (Duly Authorized Representative)


     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 29, 1999.




/s/ Shirley Chiesa                              /s/ JoAnn V. Narduzzi
------------------------------------------      --------------------------------
Shirley Chiesa                                  JoAnn V. Narduzzi
President, C.E.O. and Chairman of the Board     Director
(Principal Executive)



/s/ Joseph R. Pigoni                            /s/ Morry Miller
------------------------------------------      --------------------------------
Joseph R. Pigoni                                Morry Miller
Executive Vice President                        Director
and Chief Financial Officer
(Principal Financial Officer)


/s/ Lois  A. Wholey                             /s/ Charles Rupprecht
------------------------------------------      --------------------------------
Lois A. Wholey                                  Charles Rupprecht
Director and Secretary                          Director