Form 10QSB
period 1999-03-31
CARNEGIE FINANCIAL CORP /PA/
filed 1999-05-12
CIK 17732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.   20552

                              FORM 10 - QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT


For the transition period from                 to
                               ---------------    ---------------

                     Commission File Number 0-24579
                     ------------------------------

                     Carnegie Financial Corporation
          (Exact name of registrant as specified in its charter)

Pennsylvania                                                     23 -1806857
(State or other jurisdiction of incorporation                 (IRS Employer
or organization)                                            Identification No.)


                17 West Mall Plaza, Carnegie, Pennsylvania, 15106
                -------------------------------------------------
                    (Address of principal executive offices)

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

              Class:  Common Stock, par value $.10 per share
                Outstanding at May 5, 1999: 234,128

                      CARNEGIE FINANCIAL CORPORATION

                               INDEX



                                                           Page
                                                          Number
                                                        ---------

PART I  - FINANCIAL INFORMATION

   Item 1. Financial Statements

           Consolidated Balance Sheet
            (Unaudited) as of March 31,
             1999 and December 31, 1998                     3

           Consolidated Statement of Income
            (Unaudited) for the Three Months
             ended March 31, 1999 and 1998                  4

           Consolidated Statement of
             Changes in Stockholders' Equity
             (Unaudited) as of March 31, 1999               5

            Consolidated Statement of Cash
              Flows (Unaudited) for the Three
              Months ended March 31, 1999 and 1998          6

            Notes to Unaudited Consolidated
              Financial Statements                          7

   Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results
              of Operations                              8 - 13

PART II  -  OTHER INFORMATION

   Item 1.  Legal Proceedings                              14

   Item 2.  Changes in Securities                          14

   Item 3.  Default Upon Senior Securities                 14

   Item 4.  Submissions of Matters to a
              Vote of Security Holders                     14

   Item 5.  Other Information                              14

   Item 6.  Exhibits and Reports on Form 8 - K             14
SIGNATURES                                                 15

                 CARNEGIE FINANCIAL CORPORATION
             CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                March 31,        December 31,
                                                  1999             1998
                                              ------------     ------------
             ASSETS
Cash and due from banks                       $    226,922    $    316,515
Interest - bearing overnight
   deposits with other institutions                972,470         648,973
                                              ------------    ------------
Cash and cash equivalents                        1,199,392         965,488

Certificates of deposit                            199,000         199,000

Investment securities available
   for sale                                      3,517,998       1,259,532
Investment securities held to
   maturity (fair value of
   $502,052 and $503,083)                          489,299         489,287
Mortgage - backed securities
   available for sale                              975,168       1,026,442
Mortgage - backed securities
   held to maturity (fair value
   of $982,965 and $1,082,927)                     967,390       1,066,910
Loans receivable, (net of
   allowance for loan losses
   of $162,882 and $138,860)                    16,976,892      14,512,121
Premises and equipment                             244,290         248,228
Federal Home Loan Bank Stock                       300,000         102,900
Accrued interest receivable                        140,011         114,675
Other assets                                       204,151         100,061
                                              ------------    ------------
          TOTAL ASSETS                        $ 25,213,591    $ 20,084,644
                                              ============    ============

     LIABILITIES AND STOCKHOLDERS EQUITY
Deposits                                      $ 15,728,537    $ 15,372,170
Borrowed funds                                   6,000,000       1,200,000
Advances from borrowers for taxes
   and insurance                                   214,532         179,563
Accrued interest payable and
   other liabilities                               367,258         295,492
                                              ------------    ------------
          TOTAL LIABILITIES                     22,310,327      17,047,225

STOCKHOLDERS' EQUITY
Preferred Stock, no par value;
    2,000,000 shares authorized;
    none issued                                          -               -
Common Stock, $.10 par value;
    4,000,000 shares authorized
and 238,050 outstanding                             23,805          23,805
Additional paid - in capital                     2,064,903       2,072,044
Retained Earnings - substantially
    restricted                                   1,130,345       1,118,054
Unearned Employee Stock Ownership
    Plan shares (ESOP)                            (176,157)      (180,918)
Unearned Restricted Stock Plan shares (RSP)        (76,890)              -
Accumulated other comprehensive income             (24,012)          4,434
Treasury Stock (3,922 shares, at cost)             (38,730)              -
                                              ------------    ------------
          Total stockholders' equity             2,903,264       3,037,419
                                              ------------    ------------
          Total liabilities and
             stockholder's equity             $ 25,213,591    $ 20,084,644
                                              ============    ============

See accompanying notes to the unaudited consolidated financial statements.

                     CARNEGIE FINANCIAL CORPORATION
              CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                              Three Months Ended
                                                   March 31,
                                         -----------------------------
                                              1999             1998
                                         -----------       -----------
INTEREST AND DIVIDEND INCOME
   Loans receivable                      $   301,791       $   215,879
   Investment securities
       Taxable                                35,743            25,093
       Exempt from federal
         income tax                            5,899             7,409
   Interest - bearing deposits
     in other banks                           23,559             7,387
   Mortgage - backed securities               33,273            44,226
   Dividends on Federal Home
     Loan Bank Stock                           3,466                 -
                                         -----------       -----------
        Total interest and
          dividend income                    403,731           299,994
                                         -----------       -----------
INTEREST EXPENSE
   Deposits                                  167,870           170,314
   Borrowings                                 48,750                 -
                                         -----------       -----------
           Total interest expense            216,620           170,314
                                         -----------       -----------
NET INTEREST INCOME                          187,111           129,680

Provision for loan losses                     24,021                 -
                                         -----------       -----------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                 163,090           129,680
                                         -----------       -----------
NONINTEREST INCOME
   Service fees                               19,379             6,355
   Gain on sale of investment
     securities                                1,167             2,147
   Other income                               14,101             5,060
                                         -----------       -----------
           Total noninterest income           34,647            13,562
                                         -----------       -----------
NONINTEREST EXPENSE
   Compensation and employee benefits         85,797            80,330
   Occupancy and equipment                    10,706            10,051
   Data processing charges                    18,286            17,741
   Loss on real estate owned                       -             3,191
   Other expense                              69,991            32,534
                                         -----------       -----------
           Total noninterest expense         184,780           143,847

                                         -----------       -----------
Income (loss) before income taxes             12,957              (605)

Income taxes                                     666                 -
                                         -----------       -----------
NET INCOME (LOSS)                        $    12,291       $      (605)
                                         ===========       ===========

Basic per share earnings                 $      0.06               N/A

                                         ===========       ===========

Dilutive earnings per share              $      0.06               N/A
                                         ===========       ===========

See accompanying notes to the unaudited consolidated financial statements.

                                                   CARNEGIE FINANCIAL CORPORATION
                                        CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                          Unearned     Unearned   Accumulated
                                Additional                 Shares      Shares     Other                                   Total
                       Common    Paid-in     Retained      Held by    Held by  Comprehensive  Treasury   Stockholders' Comprehensive
                       Stock     Capital     Earnings       ESOP        RSP       Income       Stock         Equity       Income
                       -----     -------     --------       ----        ---       ------      ---------       ------      ------
Balance,
  December 31, 1998  $ 23,805   $2,072,044   $1,118,054   $ (180,918)  $       -     $4,434                  $3,037,419

Net income                                       12,291                                                          12,291    $ 12,291
Other comprehensive
income:
 Unrealized loss
 on available for
 sale securities,
 net of
 reclassification
 adjustment                                                                         (28,446)                    (28,446)    (28,446)
                                                                                                                            -------
Comprehensive
  income                                                                                                                   $(16,155)
                                                                                                                           ========

Stock purchased RSP                 (7,141)                              (80,937)                               (88,078)
Shares earned RSP                                                          4,047                                  4,047
Shares earned ESOP                                             4,761                                              4,761
Treasury stock
  purchased                                                                                    (38,730)         (38,730)

Balance,             --------   ----------   ----------    ---------  ----------   --------   ---------     -----------
  March 31, 1999     $ 23,805   $2,064,903   $1,130,345    $(176,157) $  (76,890)  $(24,012)  $(38,730)     $ 2,903,264
                     ========   ==========   ==========    =========  ==========   ========   =========     ===========



Components of comprehensive
  income:  Change in net
  unrealized loss on investment
  securities held for sale                                                                                     $(27,676)
Realized gains included in
  net income, net of tax                                                                                           (770)
                                                                                                                -------
Total                                                                                                          $(28,446)
                                                                                                               ========


See accompanying notes to the unaudited consolidated financial statements.

                      CARNEGIE FINANCIAL CORPORATION
            CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                                      Three Months Ended
                                                           March 31,
                                                      1999           1998
                                                  -----------    ---------
OPERATING ACTIVITIES
Net income (loss)                                      12,291        (605)
Adjustments to reconcile net income (loss) to net
   cash provided by (used for)operating activities:
    Depreciation, amortization and
       accretion, net                                  (2,002)        287
    Provision for loan losses                          24,021           -
    Amortization of unearned ESOP and RSP               8,808           -
    Gain on sale of securities                         (1,167)     (2,147)
    Decrease (increase) in accrued
       interest receivable                            (25,336)      5,136
    Increase in accrued interest payable              102,771      63,772
    Other, net                                       (120,441)     41,811
                                                     --------    --------
    Net cash provided by (used for)
       operating activities                            (1,055)    108,254
                                                     --------    --------
INVESTING ACTIVITIES

Investment securities available for sale:
    Purchases                                      (2,501,119)   (100,000)
    Proceeds from sales                               209,940     810,460
Mortgage-backed securities available for sale:
    Purchases                                        (111,463)   (322,233)
    Maturities and repayments                         162,045     290,326
Mortgage-backed securities held to maturity:
    Maturities and repayments                          99,503     118,042
Net increase in loans                              (2,488,792)   (957,796)
Purchases of Federal Home Loan Bank stock            (197,100)          -
Proceeds from sale of real estate owned                     -       2,977
Purchases of office properties and equipment          ( 2,583)     (9,679)
                                                   ----------  ----------
Net cash used for investing activities             (4,829,569)   (167,903)
                                                   ----------  ----------
FINANCING ACTIVITIES
Net increase (decrease) in deposits                   356,367    (149,319)
Proceeds from borrowed funds                        4,800,000           -
Purchase of treasury stock                            (38,730)          -
Purchase stock for RSP                                (88,078)          -
Net change in advances for taxes and insurance         34,969      (1,916)
                                                   ----------  ----------
Net cash provided by (used for)
    financing activities                            5,064,528    (151,235)
                                                   ----------  ----------
Increase (decrease) in cash and cash equivalents      233,904    (210,884)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF YEAR                               965,488     950,891
                                                   ----------  ----------
CASH AND CASH EQUIVALENTS
   AT END OF YEAR                                   1,199,392     740,007
                                                   ==========  ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
  Interest on deposits and borrowings             $   113,849  $   106,542
  Income taxes                                          1,200            -

See accompanying notes to the unaudited consolidated financial statements.

CARNEGIE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

Note 2 - EARNINGS PER SHARE

Earnings per share computations are based upon the weighted number of shares outstanding for the three months ended March 31, 1999. The weighted number of shares outstanding for the period was 219,271. Net income used in the earnings per share calculation was $12,291. Earnings per share computations are not applicable for the period ending March 31, 1998 as the Company converted from a state-chartered mutual savings bank to a federally-chartered stock savings bank on July 10, 1998

The Company provides dual presentation of Basic and Diluted earnings per share. Basic earnings per share utilizes net income as reported as the numerator and the actual average shares outstanding as the denominator. Diluted earnings per share includes any dilutive effects of options, warrants, and convertible securities. At March 31, 1999 there were no dilutive effects on the computation.

Note 3  RESTRICTED STOCK BONUS PLAN (RSP)

In October 1998, the Board of Directors adopted a RSP for certain officers and employees which was approved by stockholders at a special meeting held on January 11, 1999. The objective of the Plan is to enable the Company and the Bank to retain its corporate officers, key employees, and directors who have the experience and ability necessary to manage these entities. Directors, officers, and key employees who are selected by members of the Board appointed committee are eligible to receive benefits under the RSP. The non-employee directors of the Company and the Bank serve as trustees for the RSP, which has the responsibility to invest all funds contributed by the Bank to the Trust for the RSP.

In February 1999, the Trust purchased with funds contributed by the Bank, 9,918 shares of the common stock of which 9,522 shares were issued to Directors, officers and employees and 396 shares remained unissued. Directors, officers, and key employees who terminate their association with the Company shall forfeit the right to any shares which were awarded but not earned.

Note 4 STOCK OPTION PLAN

In October 1998, the Board of Directors adopted a Stock Option Plan for the directors, officers, and employees which was approved by stockholders at a special meeting held on January 11, 1999. An aggregate of 23,805 shares of common stock of the Company were reserved for future issuance under the plan. Shares issuable under the stock option plan may be from authorized but unissued shares, treasury shares or shares purchased on the open market. The stock options typically have expiration terms of ten years subject to certain extensions and early terminations. The per share exercise price of a stock option shall be, at a minimum, equal to the fair value of a share of common stock on the date the option is granted. Proceeds from the exercise of the stock options are credited to common stock for the aggregate par value and the excess is credited to additional paid - in - capital.

CARNEGIE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 STOCK OPTION PLAN (Continued)

The following table presents share data related to the stock option plan:

                                             Shares Under Option
                                             -------------------
                                               1999      Price
                                               ----      -----
   Outstanding, beginning of year                   -        -
   Granted during the year                     23,805   $ 8.50
   Canceled during the year                         -        -
   Exercised during the year                        -        -
                                             --------   ------
   Outstanding at end of period (price
     (at grant date $8.50)                     23,805   $ 8.50
                                             ========   ======

Note 5 INVESTMENT SECURITIES

In accordance with the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective April 1, 1999, the Company reclassified investment securities from the held to maturity classification to available for sale classification with an amortized cost of $489,000 and an estimated market value of $502,000.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1999 AND DECEMBER 31,1998

Total assets increased by approximately $5,129,000 or 25.5% to $25,214,000 at March 31, 1999 from $20,085,000 at December 31, 1998. Borrowings of $4.8 million in the first quarter primarily funded this increase with an additional $356,000 derived from an increase in deposits.

Total investment and mortgage-backed securities increased $2,108,000 or 54.9% from $3,842,000 at December 31, 1998 to $5,950,000 at March 31, 1999. During the
first quarter the Company purchased $2,613,000 of investments, of which, $2,501,000 or 95.7% were U.S. Government Agencies. These investments are scheduled to mature form 2004 through 2029. This overall increase was partially offset by sales, maturities and repayments of investments of $471,000. The overall increase is the result of management investing funds from FHLB advances. As of April 1, 1999, in accordance with FASB Statement 133, management transferred approximately $500,000 of held to maturity securities to available for sale. Management's decision to transfer these securities is based on providing additional liquidity in light of the strong loan demand it is experiencing.

Net loans receivable increased $2,465,000 or 17.0% from $14,512,000 at December 31, 1998 to $16,977,000 at March 31, 1999 primarily due to the growing demand within the Company's market area. Benefiting mostly from this environment is the residential real estate portfolio which increased $2,211,000 or 16.8%. In addition, the Company has relatively significant commitments to fund loans as a direct result of the economic health of the Company's market area and the competitive pricing of its loan products. The funding of the loan growth was mainly provided by the usage of funds from the advances from the FHLB.

Advances from the Federal Home loan Bank of Pittsburgh increased $4.8 million to $6.0 at March 31, 1999 from $1.2 million at December 31, 1998. Management entered into these advances to fund the increased demand for loans and as part of the Company's leverage strategy. At March 31, 1999, the Bank's maximum borrowing capacity with the FHLB was $11.2 million.

Stockholder's equity decreased $134,000 to $2,903,000 at March 31, 1999, from $3,037,000 at December 31, 1998 as a result of the Company acquiring $39,000 of treasury stock and also by $77,000 due to the implementation of a Restricted Stock Plan for the benefit of key employees and directors. Unrealized gain or loss on securities classified as available for sale decreased $30,000 to a loss of $24,000 at March 31, 1999 from a gain position of $4,000 at December 31, 1998.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

Net income increased $13,000 to $12,000 for the three months ended March 31, 1999 from a loss of $600 for the same period ended 1998. This increase was primarily due to an increase in interest and dividend income of $104,000 partially offset by an increase in interest expense of $47,000 and an increase in noninterest expense of $41,000.

Interest and dividend income increased $104,000 or 34.6% from $300,000 for the three months ended March 31, 1999 to $404,000 for the same period 1998. Due primarily to an increase in earnings on loans of $86,000 or 39.8% and an increase in income from interest earning deposits with other institutions of $16,000 partially offset by a decrease in earnings on mortgage-backed securities of $11,000 or 24.8%. The increase in interest income on loans was due to an increase in the average principal balance of $5,355,000 for loans in general, and one-to-fourfamily residential loans specifically. As stated previously, this increase is the result the economic viability of the Company's market area and is being funded with borrowings from the Federal Home Loan Bank of Pittsburgh. The decrease in interest income on mortgage-backed securities was also the result of fluctuations in average balances as repayments were used to fund the growth in loans and other investment securities. In addition, the increase in interest and dividend income was partially offset by a yield decline from 7.69% to 7.22% for the periods ending March 31, 1998 and 1999, respectively.

Interest expense on deposits increased $47,000 or 27.2% from $170,000 for the three months ended March 31, 1998 to $217,000 for the same period ended in 1999. The increase in interest expense was due to a $4.7 million increase in the average balance of interest-bearing liabilities due to increased borrowings pursuant to the Company's leverage strategy partially offset by a 21 basis point decrease in the average cost of interest-bearing liabilities.

Based upon management's continuing evaluation of the adequacy of the allowance for loan losses which encompasses the overall risk characteristics of the various portfolio segments, past experience with losses, the impact of economic conditions on borrowers, and other relevant factors, the provision for loan losses increased by $24,000 for the three months ended March 31, 1999 compared to the same period ended 1998. This increase is primarily due to the growth of the loan portfolio as discussed above.
See "Risk Elements".

Noninterest income, which is comprised of service charges on deposit accounts, gains on sales of securities, and other income increased $21,000 or 155.5% to $35,000 for 1999 compared to $14,000 for 1998 as a result of an increase in service charges on deposit accounts of $13,000 due to an increased level of transaction account activity and the addition of two ATMs Loan underwriting fees increased $8,000 due to the increased volume of loans recorded in 1999 as compared to the same period ended 1998.

Noninterest expense increased $41,000 or 28.5% to $185,000 for the three months ended March 31, 1999 from $144,000 for the same period ended 1998 which was substantially all result of an increase in other expense. Other expenses increased $37,000 or 115.1% compared to the prior period due to costs associated with the supplemental director retirement plan of $10,000. Professional fees and stock expenses increased by $17,000 as a result of costs associated with conducting business as a public entity for the three months ended March 31, 1999 which were not present for the same period ended 1998. ATM costs increased by $8,000 as the Company placed two new ATMs in service during the fourth quarter of 1998.

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

Management monitors both the Company's and the Savings Bank's total risk-based, Tier I risk-based and Tier I leverage capital ratios in order to assess compliance with regulatory guidelines. At March 31, 1999, both the Company and the Bank exceeded the minimum risk-based and leverage capital ratios requirements. The Company's and Bank's total risk-based, Tier I risk-based and Tier I leverage ratios are 24.9%, 25.9%, 23.6% and 24.8%, 12.7%, 12.4%, respectively at March 31, 1999.

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


                                         March 31,      December 31,
                                           1999            1998
                                       ------------     -----------
                                          (Dollars in thousands)

Loans on nonaccrual basis              $      38         $      57
Loans past due 90 days or
more and still accruing                        -                 -
                                       ---------         ---------

Total nonperforming loans                     38                57
                                       ---------         ---------
Real estate owned                              -                 -
                                       ---------         ---------
Total nonperforming assets                    38                57
                                       ---------         ---------

Nonperforming loans as a
percent of total loans                       .22%              .39%
                                       =========         =========

Nonperforming assets as a
 percent of total assets                     .15%              .28%
                                       =========         =========

Allowance for loan losses to
 nonperforming loans                      428.64%           243.61%
                                       =========         =========

Management monitors impaired loans on a continual basis. As of March 31, 1999, impaired loans had no material effect on the Company's financial position or results of operations.

During the three month period ended March 31, 1999, loans increased $2,489,000 and nonperforming loans increased $19,000 while the allowance for loan losses decreased $24,000 for the same period. The percentage of allowance for loan losses to loans outstanding remained constant at .95% at March 31, 1999 from December 31, 1998. Nonperforming loans are primarily made up of one to four family residential mortgages and consumer loans. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management's opinion.

Management believes the level of the allowance for loan losses at March 31, 1999 is sufficient; however, there can be no assurance that the current allowance for loan losses will be adequate to absorb all future loan losses. The relationship between the allowance for loan losses and outstanding loans is a function of the credit quality and known risk attributed to the loan portfolio. The on-going loan review program and credit approval process is used to determine the adequacy of the allowance for loan losses.

YEAR 2000

Rapid and accurate data processing is essential to the Bank's operations. Many computer programs can only distinguish the final two digits of the year entered (a common programming practice in prior years) are expected to read entries for the year 2000 as the year 1900 or as zero and incorrectly attempt to compute payment, interest, delinquency and other data. The Bank has been evaluating both information technology (computer systems) and non- information technology systems (e.q. vault timers, electronic door lock and elevator controls). Based upon such evaluations, management has determined that the Bank has year 2000 risk in three areas: (1) Bank's own computer and software, (2) computers of others used by the Bank's borrowers, and (3) computers of others who provide the Bank with processing of certain services.

Bank's own computers and software. The Bank has completed most of its year 2000 Testing and has found no material problems. The Bank has corrected all problems that were found during testing. Other less essential software applications will be modified and/or replaced during 1999 would enable all internal software applications to become year 2000 compliant prior to year 2000. The Bank believes that as a result of modifications to existing software and hardware and conversions to new software, the year 2000 problem can be mitigated. However, if such modifications and conversions are not made, or are not Completed on a timely basis, the year 2000 problem could have a material adverse Impact on the operations of the Bank.

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

         None

ITEM 3.  Defaults upon Senior Securities

         None

ITEM 4.  Submission of Matters to a Vote of Security Holders

         On January 11, 1999, at a Special Meeting of Stockholders, the Company announced that the following proposals were ratified:

         Restricted Stock Plan

         The ratification of the Restricted Stock Plan. There were 129,729 affirmative votes and 42,712 negative votes. The number of votes abstaining were 1,800.

         Stock Option Plan

         The ratification of the 1999 Stock Option Plan. There were 130,354 affirmative votes and 42,087 negative votes. The number of votes abstaining were 1,800.

ITEM 5.  Other Information

         None

ITEM 6.  Exhibits and Reports on Form 8-K

         (a) The following exhibits are incorporated as part of this report

          3.1 Articles of Incorporation of Carnegie Financial Corporation *
          3.2 Bylaws of Carnegie Financial Corporation *
          4.0 Specimen Stock Certificate *
         10.1 Employment agreement between Carnegie Savings Bank and Shirley Chiesa *
         10.2 Restricted Stock Plan **
         10.3 1999 Stock Option Plan **
         27.0 Financial Data Schedule (electronic filing only)

          (b) Reports on Form 8-K

          On February 8, 1999 the Company filed a Form 8-K (Items 5 & 7) announcing its intention to repurchase approximately 21,000 shares for its restricted stock plan and for general corporate purposes.

--------------------------------------------------------------------------------

* Incorporated by reference to the identically numbered exhibit to the registration statement on Form SB-2 (File no. 333-24579) declared effective by the SEC on May 14, 1998.

** Incorporated by reference to the proxy statement for the special meeting of stockholders on January 11, 1999 and filed with the SEC on December 10, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Carnegie Financial Corporation


Date: May 12, 1999             By: /s/ Shirley Chiesa
                                   --------------------------------------
                                   Shirley Chiesa
                                   President and Chief Executive Officer


Date: May 12, 1999             By: /s/ Joseph Pigoni
                                   --------------------------------------
                                   Joseph Pigoni
                                   Executive Vice President and CFO





14