Form 10QSB
period 1999-06-30
CARNEGIE FINANCIAL CORP /PA/
filed 1999-08-11
CIK 17732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.   20552

                              FORM 10 - QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

              Class:  Common Stock, par value $.10 per share
                Outstanding at August 5, 1999: 226,148

                      CARNEGIE FINANCIAL CORP

                               INDEX



                                                           Page
                                                          Number
                                                        ---------

PART I  - FINANCIAL INFORMATION

   Item 1. Financial Statements

           Consolidated Balance Sheet
            (Unaudited) as of June 30,
             1999 and December 31, 1998                    3

             Consolidated Statement of Income
            (Unaudited) for the Six Months
             ended June 30, 1999 and 1998                  4

           Consolidated Statement of Income
            (Unaudited) for the Three Months
             ended June 30, 1999 and 1998                  5

           Consolidated Statement of
             Changes in Stockholders' Equity
             (Unaudited) as of June 30, 1999               6

            Consolidated Statement of Cash
              Flows (Unaudited) for the Six
              Months ended June 30, 1999 and 1998          7

            Notes to Unaudited Consolidated
              Financial Statements                         8

   Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results
              of Operations                              9 - 14

PART II  -  OTHER INFORMATION

   Item 1.  Legal Proceedings                              15

   Item 2.  Changes in Securities                          15

   Item 3.  Default Upon Senior Securities                 15

   Item 4.  Submissions of Matters to a
              Vote of Security Holders                     15

   Item 5.  Other Information                              15

   Item 6.  Exhibits and Reports on Form 8 - K             15

SIGNATURES                                                 16

                 CARNEGIE FINANCIAL CORPORATION
             CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                June 30,        December 31,
                                                  1999             1998
                                              ------------     ------------
             ASSETS
Cash and due from banks                       $    213,848    $    316,515
Interest - bearing overnight
   deposits with other institutions                484,128         648,973
                                              ------------    ------------
Cash and cash equivalents                          697,976         965,488

Certificates of deposit                            100,000         199,000
Investment securities available
   for sale                                      3,616,145       1,259,532
Investment securities held to
   maturity (fair value of $503,083)                     -         489,287
Mortgage - backed securities
   available for sale                              884,367       1,026,442
Mortgage - backed securities
   held to maturity (fair value
   of $874,400 and $1,082,927)                     871,601       1,066,910
Loans receivable, (net of
   allowance for loan losses
   of $175,836 and $138,860)                    18,832,488      14,512,121
Premises and equipment                             239,182         248,228
Federal Home Loan Bank Stock                       408,600         102,900
Accrued interest receivable                        178,045         114,675
Other assets                                       169,767         100,061
                                              ------------    ------------
          TOTAL ASSETS                        $ 25,998,171    $ 20,084,644
                                              ============    ============

     LIABILITIES AND STOCKHOLDERS EQUITY
Deposits                                      $ 15,509,414    $ 15,372,170
Borrowed funds                                   6,950,000       1,200,000
Advances from borrowers for taxes
   and insurance                                   278,204         179,563
Accrued interest payable and
   other liabilities                               472,002         295,492
                                              ------------    ------------
          TOTAL LIABILITIES                     23,209,620      17,047,225

STOCKHOLDERS' EQUITY
Preferred stock, no par value;
    2,000,000 shares authorized;
    none issued                                          -               -
Common stock, $.10 par value;
    4,000,000 shares authorized
and 238,050 outstanding                             23,805          23,805
Additional paid - in capital                     2,064,903       2,072,044
Retained earnings - substantially
    restricted                                   1,146,775       1,118,054
Unearned Employee Stock Ownership
    Plan shares (ESOP)                            (171,396)      (180,918)
Unearned Restricted Stock Plan shares (RSP)        (72,843)              -
Accumulated other comprehensive income (loss)      (84,163)          4,434
Treasury stock (11,902 shares, at cost)           (118,530)              -
                                              ------------    ------------
          Total stockholders' equity             2,788,551       3,037,419
                                              ------------    ------------
          Total liabilities and
             stockholder's equity             $ 25,998,171    $ 20,084,644
                                              ============    ============

See accompanying notes to the unaudited consolidated financial statements.

                     CARNEGIE FINANCIAL CORPORATION
              CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                     Six Months Ended
                                                          June 30,
                                               -----------       -----------
                                                    1999             1998
                                               -----------       -----------
INTEREST AND DIVIDEND INCOME
   Loans receivable                            $   653,464       $   468,542
   Investment securities
       Taxable                                      90,311            44,385
       Exempt from federal
         income tax                                  8,752            14,817
   Interest - bearing deposits
     in other banks                                 32,360            19,575
   Mortgage - backed securities                     61,360            84,770
   Dividends on Federal Home
     Loan Bank Stock                                 9,246               421
                                               -----------       -----------
        Total interest and
          dividend income                          855,493           632,510
                                               -----------       -----------
INTEREST EXPENSE
   Deposits                                        327,356           344,548
   Borrowings                                      129,147                 -
                                               -----------       -----------
           Total interest expense                  456,503           344,548
                                               -----------       -----------
NET INTEREST INCOME                                398,990           287,962

Provision for loan losses                           38,448                 -
                                               -----------       -----------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                       360,542           287,962
                                               -----------       -----------
NONINTEREST INCOME
   Service fees                                     41,680            13,837
   Investment securities gains (losses), net       (27,739)            2,147
   Other income                                     36,636            10,586
                                               -----------       -----------
           Total noninterest income                 50,577            26,570
                                               -----------       -----------
NONINTEREST EXPENSE
   Compensation and employee benefits              170,483           155,786
   Occupancy and equipment                          21,456            19,632
   Data processing charges                          38,352            35,200
   Loss on real estate owned                             -            61,058
   Other expense                                   139,525            62,088
                                               -----------       -----------
           Total noninterest expense               369,816           333,764

                                               -----------       -----------
Income (loss) before income taxes                   41,303           (19,232)

Income taxes                                        12,582            (6,800)
                                               -----------       -----------
NET INCOME (LOSS)                              $    28,721       $   (12,432)
                                               ===========       ===========

Basic per share earnings                       $      0.13       $     N/A

                                               ===========       ===========

Dilutive earnings per share                    $      0.13       $     N/A
                                               ===========       ===========
See accompanying notes to the unaudited consolidated financial statements.

                     CARNEGIE FINANCIAL CORPORATION
              CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                     Three Months Ended
                                                          June 30,
                                               -----------       -----------
                                                    1999             1998
                                               -----------       -----------
INTEREST AND DIVIDEND INCOME
   Loans receivable                            $   351,673       $   252,663
   Investment securities
       Taxable                                      54,568            19,292
       Exempt from federal
         income tax                                  2,853             7,408
   Interest - bearing deposits
     in other banks                                  8,801            12,188
   Mortgage - backed securities                     28,087            40,544
   Dividends on Federal Home
     Loan Bank Stock                                 5,780               421
                                               -----------       -----------
        Total interest and
          dividend income                          451,762           332,516
                                               -----------       -----------
INTEREST EXPENSE
   Deposits                                        159,486           174,234
   Borrowings                                       80,397                 -
                                               -----------       -----------
           Total interest expense                  239,883           174,234
                                               -----------       -----------
NET INTEREST INCOME                                211,879           158,282

Provision for loan losses                           14,427                 -
                                               -----------       -----------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                       197,452           158,282
                                               -----------       -----------
NONINTEREST INCOME
   Service fees                                     22,301             7,482
   Investment securities gains (losses), net       (28,906)                -
   Other income                                     22,535             5,526
                                               -----------       -----------
           Total noninterest income                 15,930            13,008
                                               -----------       -----------
NONINTEREST EXPENSE
   Compensation and employee benefits               84,686            75,456
   Occupancy and equipment                          10,751             9,581
   Data processing charges                          20,066            17,459
   Loss on real estate owned                             -            57,867
   Other expense                                    69,533            29,554
                                               -----------       -----------
           Total noninterest expense               185,036           189,917

                                               -----------       -----------
Income (loss) before income taxes                   28,346           (18,627)

Income taxes                                        11,916            (6,800)
                                               -----------       -----------
NET INCOME (LOSS)                              $    16,430       $   (11,827)
                                               ===========       ===========

Basic per share earnings                       $      0.08       $     N/A

                                               ===========       ===========

Dilutive earnings per share                    $      0.08       $     N/A
                                               ===========       ===========
See accompanying notes to the unaudited consolidated financial statements.

                         CARNEGIE FINANCIAL CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                      Unearned     Unearned   Accumulated
                             Additional               Shares       Shares      Other                     Total
                     Common   Paid-in    Retained     Held by      Held by   Comprehensive Treasury  Stockholders' Comprehensive
                     Stock    Capital    Earnings      ESOP          RSP     Income (Loss)   Stock       Equity        Income
                   -------- ----------  ----------  ----------   ----------   ----------   ---------  ----------     ---------
Balance,
  December 31, 1998 $23,805 $2,072,044  $1,118,054  $ (180,918)  $       -   $    4,434           -   $3,037,419
Net income                                  28,721                                                        28,721     $  28,721
Other comprehensive
income:  Unrealized
loss on available
 for sale
 securities,
 net of
 reclassification
 adjustment                                                                     (88,597)                 (88,597)      (88,597)
                                                                                                                      --------
Comprehensive
income                                                                                                               $ (59,876)
                                                                                                                      ========
Stock purchased RSP             (7,141)                            (80,937)                              (88,078)
Shares earned RSP                                                    8,094                                 8,094
Shares earned ESOP                                       9,522                                             9,522
Treasury stock
  purchased                                                                                (118,530)    (118,530)
                     ------ ----------  ----------  ----------   ---------    ---------    --------     --------

Balance,
  June 30, 1999     $23,805 $2,064,903  $1,146,775 $  (171,396) $  (72,843)   $ (84,163)  $(118,530)  $2,788,551
                     ====== ==========  ==========  ==========   =========    =========    ========    =========




Components of
  comprehensive
  income:
  Change in net
  unrealized
  loss on
  investment
  securities
  held for sale                                                                           $(106,905)
Realized loss
  included in
  net income,
  net of tax                                                                                 18,308
                                                                                           --------
Total                                                                                     $ (88,597)
                                                                                           ========

See accompanying notes to the unaudited consolidated financial statements.

                      CARNEGIE FINANCIAL CORP.
            CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                                            Six Months Ended
                                                                 June 30,
                                                            1999           1998
                                                           --------    ---------
OPERATING ACTIVITIES
Net income (loss)                                            28,721     (12,432)
Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
    Depreciation, amortization and
       accretion, net                                        48,505      11,686
    Provision for loan losses                                38,448           -
    Investment securities (gains) losses, net                27,739      (2,147)
    Increase in accrued interest receivable                 (63,370)     (9,168)
    Increase in accrued interest payable                    189,678     139,648
    Other, net                                              (37,233)    (17,984)
                                                           --------    --------
    Net cash provided by operating activities               232,488     109,603
                                                           --------    --------
INVESTING ACTIVITIES

Investment securities available for sale:
    Purchases                                            (2,746,119) (1,361,364)
    Proceeds from sales                                     707,194     317,585
    Maturities and repayments                                     -     995,819
Mortgage-backed securities available for sale:
    Purchases                                              (111,463)   (428,186)
    Proceeds from sales                                           -     143,836
    Maturities and repayments                               245,491     211,041
Mortgage-backed securities held to maturity:
    Maturities and repayments                               195,299     372,882
Net increase in loans                                    (4,358,816) (1,539,860)
Purchases of Federal Home Loan Bank stock                  (305,700)          -
Purchases of office properties and equipment                 (4,163)    (32,007)
                                                         ----------   ----------
Net cash used for investing activities                   (6,378,277) (1,320,254)
                                                         ----------   ----------
FINANCING ACTIVITIES
Net increase in deposits                                    137,244   3,271,888
Proceeds from short-term borrowings                       2,000,000           -
Proceeds from long-term borrowings                        3,750,000           -
Purchase of treasury stock                                 (118,530)          -
Purchase stock for RSP                                      (88,079)          -
Net change in advances for taxes and insurance               98,641      63,029
                                                         ----------   ---------
Net cash provided by financing activities                 5,779,276   3,334,917
                                                         ----------   ---------
Increase (decrease) in cash and cash equivalents           (366,513)  2,124,266

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF YEAR                                   1,164,488     950,891
                                                         ----------   ---------
CASH AND CASH EQUIVALENTS
   AT END OF YEAR                                           797,975   3,075,157
                                                         ----------  ----------
                                                         ----------  ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
  Interest on deposits and borrowings                   $   266,824  $  204,899
  Income taxes                                                4,425      18,526

See accompanying notes to the unaudited consolidated financial statements.

CARNEGIE FINANCIAL CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of Carnegie Financial Corporation (the "Company") includes its wholly- owned subsidiary Carnegie Savings Bank (the "Bank"). All significant intercompany items have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the fiscal year December 31, 1999 or any other interim period.

Note 2 - EARNINGS PER SHARE

Earnings per share computations are based upon the weighted number of shares outstanding for the six and three months ended June 30, 1999. The weighted number of shares outstanding was 214,497 and 210,027, respectively. Net income used in the earnings per share calculation was $28,721 and $16,430, respectively. Earnings per share computations are not applicable for the period ending June 30, 1998 as the Company converted from a state-chartered mutual savings bank to a federally-chartered stock savings bank on July 10, 1998.

The Company provides dual presentation of Basic and Diluted earnings per share. Basic earnings per share utilizes net income as reported as the numerator and the actual average shares outstanding as the denominator. Diluted earnings per share includes any dilutive effects of options, warrants, and convertible securities. For the six and three months ended June 30, 1999, the diluted number of shares outstanding from employee stock options was 214,963 and 211,300, respectively.


Note 3 INVESTMENT SECURITIES

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1999 AND DECEMBER 31,1998

Total assets increased by approximately $5,913,000 or 29.4% to $25,998,000 at June 30, 1999 from $20,085,000 at December 31, 1998. This growth was funded primarily through additional borrowings from the Federal Home Loan Bank of $5.7 million.

Total investment and mortgage-backed securities held to maturity increased $1,530,000 or 39.8% from $3,842,000 at December 31, 1998 to $5,372,000 at June
30, 1999. Of the $2,858,000 of investments  purchased,  $2,746,000 or 96.1% were
U.S. Government Agencies. These investments, which have slightly lower yields, primarily mature between 15 and 30 years. This overall increase was partially offset by repayments of mortgage-backed securities of $441,000 and the sale of $707,000 of U.S. Government Agency securities. Additionally, the Company obtained financing from the FHLB, and reduced its balances with deposits in other institutions to fund the growth of the investment portfolio. As of April 1, 1999, in accordance with FASB Statement 133, management transferred approximately $500,000 of held to maturity securities to available for sale.

At June 30, 1999, the Company's investment securities and mortgage-backed available for sale portfolios totaled $4.5 million, or 17.3%, of the Company's total consolidated assets. Pursuant to generally accepted accounting standards, such securities are recorded at current market value and net unrealized gains or losses on such securities are excluded from earnings and reported net of income taxes as part of comprehensive income, a separate component of stockholders' equity, until realized. At June 30, 1999, due to increases in market rates, unrealized losses for such securities were approximately $84,000 as compared to net gains at December 31, 1998 of $4,400. Because of interest rate volatility, the Company's accumulated comprehensive income and stockholders' equity could materially fluctuate for each interim period and year-end period. The majority of the unrealized loss at June 30, 1999 resulted from the Company's investment in U.S. Government Agency securities.

Net loans receivable increased $4,320,000 or 29.8% from $14,512,000 at December 31, 1998 to $18,832,000 at June 30, 1999 primarily due to the growing demand for residential real estate within the Company's market area.
The residential portfolio increased $4,040,000 during 1999 and was primarily driven by engaging the services of a mortgage broker, which resulted in $5,061,000 in new residential loans. Although such loans have an average origination of $230,000, they are subject to the same underwriting guidelines as is typical within the Company's residential loan portfolio.

Advances from the Federal Home loan Bank of Pittsburgh increased $5,750,000 to $6,950,000 at June 30, 1999 from $1,200,000 at December 31, 1998. As noted
previously, management entered into these advances to fund loan growth, as well as to implement part of the Company's leverage strategy. These borrowings have staggering maturites from overnight lines of credit to five years advances. At June 30, 1999, the Bank's maximum borrowing capacity with the FHLB was $15.4 million.

Stockholder's equity decreased $249,000 to $2,789,000 at June 30, 1999, from $3,037,000 at December 31, 1998 as a result of the Company acquiring treasury stock of $119,000, the implementation of a Restricted Stock Plan for the benefit of key employees and directors for $81,000, and the decrease in accumulated other comprehensive income of $89,000 due to a decline in the market values of the Company's available for sale investment portfolio.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

Net income increased $41,000 to $29,000 for the six months ended June 30, 1999 from a loss of $12,000 for the same period ended 1998. This increase was primarily due to an increase in net interest income of $111,000 while being partially offset by an increase in the provision for loan losses and noninterest expense of $38,000 and $36,000, respectively.

Total interest and dividend income increased $223,000 or 35.3% from $632,000 for the six months ended June 30, 1998 to $855,000 for the same period ended 1999. Increases in the average principal balances of loans and investment securities of $5.1 and $1.4 million primarily fueled the increases in related interest income of $185,000 and $46,000, respectively. As noted previously, the loan portfolio was heavily influenced by the increase in residential mortgages originated through a mortgage broker while securities available for sale were being purchased from the repayment of mortgage-backed securities and from excess deposits in other financial institutions. The impact of this increase in interest income is offset by the decline in the average principal balances of mortgage-backed securities of $530,000, as well as a slight decline in interest-earning assets from 7.31% as of June 30, 1998 compared to 7.24% as of June 30, 1999.

Interest expense on deposits, which remained relatively stagnant, was $327,000 for the six months ended June 30, 1999 compared to $345,000 for the same period ended in 1998. There were slight increases in the average principal balances of interest-bearing demand and savings deposits of $302,000 and $146,000, respectively, while being offset by market declines in the cost of funds for certificates of deposit and savings deposits of 36 and 19 basis points. The overall increase in interest expense resulted from a $5.7 million increase in borrowings with the FHLB.

Based upon management's continuing evaluation of the adequacy of the allowance for loan losses which encompasses the overall risk characteristics of the various portfolio segments, past experience with losses, the impact of economic conditions on borrowers, and other relevant factors, the provision for loan losses increased by $38,000 for the six months ended June 30, 1999 compared to the same period ended 1998. This increase is primarily due to the growth of the loan portfolio as discussed above. See "Risk Elements".

Noninterest income, which is comprised of service charges on deposit accounts, investment securities gains (losses), net, and other income increased $24,000 or 90.4% to $51,000 for 1999 compared to $27,000 for 1998. Service charges on deposit accounts increased $28,000 due to an increased level of transaction account activity and the addition of two ATMs. Increases in fees associated with loan underwriting and processing accounted for the majority of the $26,000 increases to other income. Partially offsetting these increase was a $30,000 loss on the sale of investment securities.

Noninterest expense, which increased $36,000 or 10.8% to $370,000 for the six months ended June 30, 1999 from $334,000 for the same period ended 1998, was substantially effected by increases of $77,000 in other expenses and $15,000 in compensation and employee benefits. Increases to other expenses consisted of the following: costs associated with the supplemental director retirement plan of $20,000, professional fees and stock expenses of $37,000 resulting from costs associated with conducting business as a public entity for the six months ended June 30, 1999 which were not present for the same period ended 1998, and ATM costs of $14,000 as the Company placed two new ATMs in service during the fourth quarter of 1998. Increases to compensation and employee benefits are attributable to implementing the ESOP and RSP in July of 1998 and January of 1999, respectively. Offsetting these increases was a decline in the loss on real estate operations of $61,000 which was recognized in 1998.

Income tax expense increased $19,000 from a benefit of $7,000 for the six months ended June 30, 1998 to an expense of $12,000 for the same period ended 1999. This increase in due to an increase in 1999 over 1998 of pre-taxable income of $61,000.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998

Net income increased $28,000 to $16,000 for the three months ended June 30, 1999 from a loss of $12,000 for the same period ended 1998. This increase was primarily due to an increase in net interest income of $54,000 while partially being offset by an increase in the provision for loan losses and income tax expense of $14,000 and $19,000, respectively.

Total interest and dividend income increased $119,000 or 35.9% from $333,000 for the three months ended June 30, 1998 to $452,000 for the same period ended 1999. Interest income on loans and investment securities increased $99,000 and $35,000, respectively, due to increases in the average principal balances of $4,863,000 and $2,168,000, respectively, for those same reasons enumerated above. In addition, there was an increase in the yield of interest-earning assets from 7.01% for the three months ended June 30, 1998 to 7.27% for the same period ended 1999. The increase in yield is due to an increase in the yield on loans of 14 basis points while offset by declining yields of both investment and mortgage-backed securities during this same time period.

Total interest expense increased $66,000 to $240,000 for the three months ended June 30, 1999 from $174,000 for the same period ended 1998. This increase was derived from an increase in the average principal balances of borrowings from the FHLB of approximately $6.2 million which corresponded to an increase of $80,000 in interest expense. Offsetting this increase was market declines in the cost of funds for certificates of deposit and savings deposits of 54 and 38 basis points.

Based upon management's continuing evaluation of the adequacy of the allowance for loan losses which encompasses the overall risk characteristics of the various portfolio segments, past experience with losses, the impact of economic conditions on borrowers, and other relevant factors, the provision for loan losses increased by $14,000 for the three months ended June 30, 1999 compared to the same period ended 1998. This increase is primarily due to the growth of the loan portfolio as discussed above. See "Risk Elements".

Noninterest income increased from $13,000 for the three months ended June 30, 1998 to $16,000 for the same period ended June 30, 1999. Service charges on deposit accounts and other income increased $15,000 and $17,000, respectively. As noted previously, such increases were due primarily to an increased level of transaction account activity, the addition of two ATMs, and an increase in fees associated with loan underwriting and processing. Partially offsetting these increases was a $29,000 loss on the sale of investment securities.

Noninterest expense decreased from $190,000 for the three months ended June 30, 1998 to $185,000 for the same period ended 1999. A decrease in the loss on real estate operations of $58,000 was substantially offset by increases of $40,000 and $9,000 for other expenses and compensation and employee benefits, respectively. As noted above, these increases to other expenses consisted of increased costs associated with the supplemental director retirement plan, professional fees and stock expenses, ATM costs, and the implementation of the ESOP and RSP.

Income tax expense increased from a benefit of $7,000 for the three months ended June 30, 1998 to an expense of $12,000 for the same period ended 1999. This increase in due to an increase in 1999 over 1998 of pre-taxable income of $47,000.

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

Management monitors both the Company's and the Savings Bank's total risk-based, Tier I risk-based and Tier I leverage capital ratios in order to assess compliance with regulatory guidelines. At June 30, 1999, both the Company and the Bank exceeded the minimum risk-based and leverage capital ratios requirements. The Company's and Bank's total risk-based, Tier I risk-based and Tier I leverage ratios are 22.9%, 21.6%, 10.8% and 17.9%, 16.6%, and 8.3%, respectively at June 30, 1999.

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


                                         June 30,      December 31,
                                           1999            1998
                                       ------------     -----------
                                          (Dollars in thousands)

Loans on nonaccrual basis              $      40         $      57
Loans past due 90 days or
more and still accruing                        -                 -
                                       ---------         ---------

Total nonperforming loans                     40                57
                                       ---------         ---------
Real estate owned                              -                 -
                                       ---------         ---------
Total nonperforming assets                    40                57
                                       ---------         ---------

Nonperforming loans as a
percent of total loans                      0.21%             0.39%
                                       =========         =========

Nonperforming assets as a
 percent of total assets                    0.21%             0.39%
                                       =========         =========

Allowance for loan losses to
 nonperforming loans                      440.00%           243.61%
                                       =========         =========

Management monitors impaired loans on a continual basis. As of June 30, 1999, impaired loans had no material effect on the Company's financial position or results of operations.

During the six month period ended June 30, 1999, loans increased $4,357,000, nonperforming loans decreased $17,000, and the allowance for loan losses increased $37,000 for the same period. The percentage of allowance for loan losses to loans outstanding declined slightly to .93% at June 30, 1999 from .95% at December 31, 1998. Nonperforming loans are primarily made up of one to four family residential mortgages and consumer loans. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management's opinion.

Management believes the level of the allowance for loan losses at June 30, 1999 is sufficient; however, there can be no assurance that the current allowance for loan losses will be adequate to absorb all future loan losses. The relationship between the allowance for loan losses and outstanding loans is a function of the credit quality and known risk attributed to the loan portfolio. The on-going loan review program and credit approval process is used to determine the adequacy of the allowance for loan losses.

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

Bank's own computers and software. The Bank has completed its year 2000 testing and has found no material problems. The Bank has corrected all problems that were found during testing. The Bank believes that as a result of modifications to existing software and hardware and conversions to new software, the year 2000 problem has been mitigated. The majority of the costs associated with the Bank's own computers and software were incurred during 1998. The Bank does not expect to have any material costs for such areas in 1999.

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

Contingency Plan. The Bank will continue monitoring their service bureau to evaluate whether its data processing system will fail and is being provided with periodic updates on the status of testing and upgrades being made by the service bureau. If the Bank service bureau fails, the Bank will attempt to locate an alternative service bureau that is year 2000 compliant. If the Bank is unsuccessful, the Bank will enter deposit balances and interest with its existing computer system. If this labor intensive approach is necessary, management and employees will become much less efficient. However, the Bank believes that they would be able to operate in this manner in the short-term, until their existing service bureau, or their replacement, is able to again provide data processing services. If very few financial institution services bureaus were operating in the year 2000, the Bank's replacement costs, assuming the Bank could negotiate an agreement, could be material. The above items are documented in the Bank's written contingency plan which has been approved by the Board of Directors.

CARNEGIE FINANCIAL CORPORATION
PART II   OTHER INFORMATION

ITEM 1.  Legal Proceedings

         None

ITEM 2.  Changes in Securities

         None

ITEM 3.  Defaults upon Senior Securities

         None

ITEM 4.  Submission of Matters to a Vote of Security Holders

             The following represents the results of matters submitted to a vote of the sharesholders at the annual meeting held on April 20, 1999:


             Election of Directors:
             The following directors were elected with terms of four years:

                                          For          Votes Withheld
                                        -------        ----------------

             Charles Rupprecht          235,256            16,000
             Lois A. Wholey             235,256            17,000

             S.R. Snodgrass A.C.was selected as the Company's independent auditors for the fiscal year 1999 by the following vote:

             For:                       235,125
             Against:                     1,731
             Abstain:                         0


ITEM 5.  Other Information

         None

ITEM 6.  Exhibits and Reports on Form 8-K

         (a) The following exhibits are incorporated as part of this report

               3.1 Articles of Incorporation of Carnegie Financial Corporation
               3.2 Bylaws of Carnegie Financial Corporation *
               4.0 Specimen Stock Certificate *
              10.1 Employment agreement between Carnegie Savings Bank and
                       Shirley Chiesa
              10.2 Restricted Stock Plan **
              10.3 1999 Stock Option Plan **
              27.0 Financial Data Schedule (electronic filing only)

          (b) Reports on Form 8-K

         There were no reports filed under Form 8-K for the period under report.

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


                                   Carnegie Financial Corporation


Date: August 11, 1999      By:     /s/Shirley Chiesa
                                   --------------------------------------
                                   Shirley Chiesa
                                   President and Chief Executive Officer


Date: August 11, 1999       By:    /s/Joseph Pigoni
                                   --------------------------------------
                                   Joseph Pigoni
                                   Vice President and CFO





16