Form 10QSB
period 1999-09-30
CARNEGIE FINANCIAL CORP /PA/
filed 1999-11-12
CIK 17732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20552

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

Pennsylvania 23-1806857 (State or other jurisdiction of incorporation or organization) (IRS Employer Identification No.)


                17 West Mall Plaza, Carnegie, Pennsylvania 15106
                    (Address of principal executive offices)

                                 (412) 276-1266
               (Registrant's telephone number including area code)

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

                  Class: Common Stock, par value $.10 per share
                    Outstanding at November 11, 1999: 226,148

                             CARNEGIE FINANCIAL CORP

                                      INDEX



                                                           Page
                                                          Number
                                                        ---------

PART I - FINANCIAL INFORMATION

   Item 1. Financial Statements

           Consolidated Balance Sheet
            (Unaudited) as of September 30,
            1999 and December 31, 1998                          3

           Consolidated Statement of Income
            (Unaudited) for the Nine Months
            Ended September 30, 1999 and 1998                   4

           Consolidated Statement of Income
            (Unaudited) for the Three Months
            Ended September 30, 1999 and 1998                   5

           Consolidated Statement of
             Changes in Stockholders' Equity
             (Unaudited) as of September 30, 1999               6

            Consolidated Statement of Cash
              Flows (Unaudited) for the Nine
              Months Ended September 30, 1999 and 1998          7

            Notes to Unaudited Consolidated
              Financial Statements                              8

   Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results
              of Operations                                9 - 14

PART II - OTHER INFORMATION

   Item 1.  Legal Proceedings                                  15

   Item 2.  Changes in Securities                              15

   Item 3.  Default Upon Senior Securities                     15

   Item 4.  Submissions of Matters to a
              Vote of Security Holders                         15

   Item 5.  Other Information                                  15

   Item 6.  Exhibits and Reports on Form 8-K                   15

SIGNATURES                                                     16

                            CARNEGIE FINANCIAL CORPORATION
                          CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                          September 30,          December 31,
                                              1999                   1998
                                         ------------           ------------
         ASSETS
Cash and due from banks                   $    201,284          $    316,515
Interest - bearing overnight
   deposits with other institutions            173,592               648,973
                                          ------------          ------------
Cash and cash equivalents                      374,876               965,488

Certificates of deposit                        100,000               199,000
Investment securities available
   for sale                                  3,494,137             1,259,532
Investment securities held to
   maturity (fair value of $0 and $503,083)          -               489,287
Mortgage-backed securities
   available for sale                          823,490             1,026,442
Mortgage-backed securities
   held to maturity (fair value
   of $786,967 and $1,082,927)                 780,790             1,066,910
Loans receivable, (net of
   allowance for loan losses
   of $175,836 and $138,860)                21,271,630            14,512,121
Premises and equipment                         232,634               248,228
Federal Home Loan Bank stock                   514,900               102,900
Accrued interest receivable                    154,105               114,675
Other assets                                   235,326               100,061
                                          ------------          ------------
          TOTAL ASSETS                    $ 27,981,888          $ 20,084,644
                                          ============          ============

     LIABILITIES AND STOCKHOLDERS EQUITY
Deposits                                  $ 15,400,829          $ 15,372,170
Borrowed funds                               9,025,000             1,200,000
Advances from borrowers for taxes
   and insurance                               132,571               179,563
Accrued interest payable and
   other liabilities                           644,052               295,492
                                          ------------          ------------
          TOTAL LIABILITIES                 25,202,452            17,047,225

STOCKHOLDERS' EQUITY
Preferred stock, no par value;
    2,000,000 shares authorized;
    none issued                                      -                     -
Common stock, $.10 par value;
    4,000,000 shares authorized
    and 238,050 outstanding                     23,805                23,805
Additional paid-in capital                   2,064,903             2,072,044
Retained earnings - substantially
    restricted                               1,196,752             1,118,054
Unearned Employee Stock Ownership
    Plan shares (ESOP)                        (166,635)            (180,918)
Unearned Restricted Stock Plan shares (RSP)    (68,796)                    -
Accumulated other comprehensive income (loss) (152,063)                4,434
Treasury stock (11,902 shares, at cost)       (118,530)                    -
                                          ------------          ------------
          TOTAL STOCKHOLDERS' EQUITY         2,779,436             3,037,419
                                          ------------          ------------
          TOTAL LIABILITIES AND
             STOCKHOLDERS' EQUITY         $ 27,981,888          $ 20,084,644
                                          ============          ============

See accompanying notes to the unaudited consolidated financial statements.

                         CARNEGIE FINANCIAL CORPORATION
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                Nine Months Ended
                                                   September 30,
                                              1999              1998
                                           -----------       -----------
INTEREST AND DIVIDEND INCOME
   Loans receivable                        $ 1,042,671       $   718,578
   Investment securities
       Taxable                                 154,727            94,845
       Exempt from federal
         income tax                             10,415            21,473
   Interest-bearing deposits
     in other banks                             35,606            24,477
   Mortgage-backed securities                   85,788           125,412
   Dividends on Federal Home
     Loan Bank stock                            17,190             2,107
                                           -----------       -----------
        Total interest and
          dividend income                    1,346,397           986,892
                                           -----------       -----------
INTEREST EXPENSE
   Deposits                                    480,268           515,960
   Borrowings                                  236,774                 -
                                           -----------       -----------
           Total interest expense              717,042           515,960
                                           -----------       -----------
NET INTEREST INCOME                            629,355           470,932

Provision for loan losses                       38,448                 -
                                           -----------       -----------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                   590,907           470,932
                                           -----------       -----------
NONINTEREST INCOME
   Service fees                                 62,513            21,770
   Investment securities gains (losses), net   (27,739)            2,606
   Other income                                 43,864            15,433
                                           -----------       -----------
           Total noninterest income             78,638            39,809
                                           -----------       -----------
NONINTEREST EXPENSE
   Compensation and employee benefits          254,687           234,404
   Occupancy and equipment                      31,778            29,320
   Data processing charges                      58,180            64,361
   Loss on real estate owned                         -            60,545
   Other expense                               205,036           100,167
                                           -----------       -----------
           Total noninterest expense           549,681           488,797
                                           -----------       -----------
Income before income taxes                     119,864            21,944

Income taxes                                    41,166               642
                                           -----------       -----------
NET INCOME                                 $    78,698       $    21,302
                                           ===========       ===========

Basic per share earnings                   $      0.37       $      0.13

                                           ===========       ===========

Dilutive earnings per share                $      0.37       $       N/A
                                           ===========       ===========

See accompanying notes to the unaudited consolidated financial statements.

                         CARNEGIE FINANCIAL CORPORATION
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                 Three Months Ended
                                                    September 30,
                                              1999              1998
                                           -----------       -----------
INTEREST AND DIVIDEND INCOME
   Loans receivable                        $   389,207       $   250,036
   Investment securities
       Taxable                                  64,416            45,526
       Exempt from federal
         income tax                              1,663             6,656
   Interest-bearing deposits
     in other banks                              3,246             9,837
   Mortgage-backed securities                   24,429            40,641
   Dividends on Federal Home
     Loan Bank stock                             7,943             1,686
                                           -----------       -----------
        Total interest and
          dividend income                      490,904           354,382
                                           -----------       -----------
INTEREST EXPENSE
   Deposits                                    152,912           171,412
   Borrowings                                  107,627                 -
                                           -----------       -----------
           Total interest expense              260,539           171,412
                                           -----------       -----------
NET INTEREST INCOME                            230,365           182,970

Provision for loan losses                            -                 -
                                           -----------       -----------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                   230,365           182,970
                                           -----------       -----------
NONINTEREST INCOME
   Service fees                                 20,833             7,933
   Gain on sale of investment securities             -               459
   Other income                                  7,228             4,846
                                           -----------       -----------
           Total noninterest income             28,061            13,238
                                           -----------       -----------
NONINTEREST EXPENSE
   Compensation and employee benefits           84,204            78,351
   Occupancy and equipment                      10,322             9,688
   Data processing charges                      19,828            29,161
   Loss on real estate owned                         -                 -
   Other expense                                65,511            37,832
                                           -----------       -----------
           Total noninterest expense           179,865           155,032
                                           -----------       -----------
Income before income taxes                      78,561            41,176

Income taxes                                    28,584             7,442
                                           -----------       -----------
NET INCOME                                 $    49,977       $    33,734
                                           ===========       ===========

Basic per share earnings                   $      0.24       $      0.08

                                           ===========       ===========

Dilutive earnings per share                $      0.24       $       N/A
                                           ===========       ===========
See accompanying notes to the unaudited consolidated financial statements.

                         CARNEGIE FINANCIAL CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                               Unearned     Unearned   Accumulated
                                        Additional              Shares      Shares      Other                    Total       Compre-
                               Common   Paid-in    Retained    Held by      Held by   Comprehensive  Treasury  Stockholders' hensive
                               Stock    Capital    Earnings     ESOP          RSP     Income (Loss)    Stock     Equity      Income

                              ---------- -------- ---------- ----------   ----------   ----------   ----------   ----------  -------

Balance, December 31, 1998    $23,805 $2,072,044  $1,118,054  $(180,918)  $        -    $   4,434           -  $3,037,419

Net income                                            78,698                                                       78,698  $ 78,698
Other comprehensive
 income:  Unrealized loss
 on available for sale
 securities, net of
 reclassification adjustment                                                             (156,497)               (156,497) (156,497)

Comprehensive                                                                                                              ---------
income                                                                                                                     $(77,799)
                                                                                                                           =========
Stock purchased RSP                       (7,141)                           (80,937)                              (88,078)
Shares earned RSP                                                            12,141                                12,141
Shares earned ESOP                                               14,283                                            14,283
Treasury stock purchased                                                                             (118,530)   (118,530)
                              ------- ----------  ----------   ----------  ----------   ----------   ---------- ----------

Balance, September 30, 1999   $23,805 $2,064,903  $1,196,752  $(166,635)   $(68,796)   $(152,063)   $(118,530) $2,779,436
                              ======= ==========  ==========   ==========  ==========   ==========   ========== ==========




Components of comprehensive income:
  Change in net unrealized loss on
    investment securities held for sale                                                             $(174,805)
  Realized loss included in net income, net of tax                                                     18,308
                                                                                                    ---------
Total                                                                                               $(156,497)
                                                                                                    ==========

See accompanying notes to the unaudited consolidated financial statements.

                            CARNEGIE FINANCIAL CORP.
               CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                      Nine Months Ended
                                                         September 30,
                                                      1999         1998
                                                   ----------   ----------
OPERATING ACTIVITIES
Net income                                           $ 78,698    $ 21,302
Adjustments to reconcile net income to net cash
   provided by (used for) operating activities:
    Depreciation, amortization, and
       accretion, net                                  10,461    (427,090)
    Provision for loan losses                          38,448           -
    Loss on sale of real estate owned                       -      60,545
    Investment securities (gains) losses, net          27,739      (2,606)
    Increase in accrued interest receivable           (39,430)     (9,795)
    Increase in accrued interest payable              269,559     202,506
    Other, net                                         24,357     151,900
                                                   ----------   ----------
    Net cash provided by (used for)
      operating activities                            409,832      (3,238)
                                                   ----------   ----------
INVESTING ACTIVITIES
Investment securities available for sale:
    Purchases                                      (2,746,119) (2,216,998)
    Proceeds from sales                               792,344       2,606
    Maturities and repayments                               -   2,589,411
Investment securities held to maturity:
    Purchases                                               -    (250,000)
    Maturities and repayments                               -     225,000
Mortgage-backed securities available for sale:
    Purchases                                        (111,463)   (488,595)
    Maturities and repayments                         294,317     280,416
Mortgage-backed securities held to maturity:
    Maturities and repayments                         285,797     500,893
Net increase in loans                              (6,797,958) (2,635,276)
Purchases of Federal Home Loan Bank stock            (412,000)   (102,900)
Proceeds from sale of real estate owned                     -     419,781
Purchases of office properties and equipment           (4,420)    (40,857)
                                                   ----------   ----------
Net cash used for investing activities             (8,699,502) (1,716,519)
                                                   ----------   ----------
FINANCING ACTIVITIES
Net increase (decrease) in deposits                    28,659    (553,080)
Proceeds from short-term borrowings                 3,750,000           -
Proceeds from long-term borrowings                  4,075,000           -
Purchase of treasury stock                           (118,530)          -
Purchase stock for RSP                                (88,079)          -
Issuance of stock and additional paid-in capital            -   1,908,780
Net change in advances for taxes and insurance        (46,992)    (62,918)
                                                   ----------  -----------
Net cash provided by financing activities           7,600,058   1,292,782
                                                   ----------  -----------

Decrease in cash and cash equivalents                (689,612)   (426,975)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                           1,064,488     950,891
                                                   ----------  -----------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                $  374,876  $  523,916
                                                   ==========  ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
  Interest on deposits and borrowings              $  447,483  $  313,453
  Income taxes                                          5,000      18,526

See accompanying notes to the unaudited consolidated financial statements.

CARNEGIE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of Carnegie Financial Corporation (the "Company") includes its wholly-owned subsidiary, Carnegie Savings Bank (the "Bank"). All significant intercompany items have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 1999 or any other interim period.

Note 2 - EARNINGS PER SHARE

Earnings per share computations are based upon the weighted number of shares outstanding for the nine and three-month periods ended September 30, 1999. The weighted number of shares outstanding was 213,521 and 208,364, respectively. Net income used in the earnings per share calculation was $28,721 and $16,430, respectively. Earnings per share computations are not applicable for the period ending June 30, 1998, as the Company converted from a state-chartered mutual savings bank to a federally-chartered stock savings bank on July 10, 1998.

The Company provides dual presentation of basic and diluted earnings per share. Basic earnings per share utilizes net income as reported as the numerator and the actual average shares outstanding as the denominator. Diluted earnings per share includes any dilutive effects of options, warrants, and convertible securities. For the nine and three-month periods ended September 30, 1999, the diluted number of shares outstanding from employee stock options was 213,797 and 208,518, respectively.

Note 3 INVESTMENT SECURITIES

In accordance with the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective April 1, 1999, the Company reclassified investment securities from the held to maturity classification to available for sale classification with an amortized cost of $489,000 and an estimated market value of $502,000.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The Private Securities Litigation Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes," "anticipates," "contemplates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, the ability to control costs and expenses, and general economic conditions. The Company undertakes no obligation to publicly release the results of any revisions to those forward looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1999 AND DECEMBER 31,1998

Total assets increased by approximately $7,897,000 or 39.3 percent, to $27,982,000 at September 30, 1999 from $20,085,000 at December 31, 1998. This growth was funded primarily through additional borrowings from the Federal Home Loan Bank of $7.8 million.

Total investment and mortgage-backed securities available for sale increased $2,210,000 or 96.9 percent, from $2,286,000 at December 31, 1998 to $4,318,000 at September 30, 1999. Of the $2,858,000 of investments purchased, $2,746,000 or
96.1 percent, were U.S. Government agencies. These investments, which have slightly lower yields, primarily mature between 15 and 30 years. This overall increase was partially offset by repayments of mortgage-backed securities of $580,000 and the sale of $792,000 of U.S. Government Agency securities.
Additionally, the Company obtained financing from the FHLB, and reduced its balances with deposits in other institutions to fund the growth of the investment and loan portfolios. As of April 1, 1999, in accordance with FASB Statement No. 133, management transferred approximately $500,000 of held to maturity securities to available for sale.

At September 30, 1999, the Company's investment and mortgage-backed securities available for sale portfolios totaled $4.3 million or 15.4 percent, of the Company's total consolidated assets. Pursuant to generally accepted accounting standards, such securities are recorded at current market value and net unrealized gains or losses on such securities are excluded from earnings and reported net of income taxes as part of comprehensive income, a separate component of stockholders' equity, until realized. At September 30, 1999, due to increases in market rates, unrealized losses for such securities were approximately $152,000 as compared to net gains at December 31, 1998 of $4,400. Because of interest rate volatility, the Company's accumulated comprehensive income and stockholders' equity could materially fluctuate for each interim period and year-end period. The majority of the unrealized loss at September 30, 1999 resulted from the Company's investment in U.S. Government agency securities. The decrease in market value of the investment securities available for sale is considered temporary in nature and will not affect the Company's net income until the securities are sold.

Net loans receivable increased $6,760,000 or 46.6 percent, from $14,512,000 at December 31, 1998 to $21,272,000 at September 30, 1999, primarily due to the growing demand for residential real estate within the Company's market area. The residential portfolio increased $6,760,000 during 1999 and was primarily driven by engaging the services of a mortgage broker, which resulted in $5,061,000 in new residential loans. Although such loans have an average origination of $230,000, they are subject to the same underwriting guidelines as is typical within the Company's residential loan portfolio.

Advances from the Federal Home loan Bank of Pittsburgh ("FHLB") increased $7,825,000 to $9,025,000 at September 30, 1999 from $1,200,000 at December 31,
1998. As noted previously, management entered into these advances to fund loan and investment growth, as well as to implement part of the Company's leverage strategy. These borrowings have staggering maturites from overnight lines of credit to five-year advances. At September 30, 1999, the Bank's maximum borrowing capacity with the FHLB was $16.1 million.

COMPARISON OF  FINANCIAL CONDITION AT SEPTEMBER 30, 1999 AND   DECEMBER 31, 1998
(Continued)

Stockholders' equity decreased $260,000 to $2,779,000 at September 30, 1999, from $3,037,000 at December 31, 1998. Contributing to the decline in stockholders' equity was the Company acquiring treasury stock of $119,000, the implementation of a Restricted Stock Plan for the benefit of key employees and directors for $84,000, and the decrease in accumulated other comprehensive income of $156,000 due to a decline in the market values of the Company's available for sale investment portfolio. These declines were partially offset by net income of $79,000 for the nine months ended September 30, 1999.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Net income increased $57,000 to $79,000 for the nine months ended September 30, 1999, from net income of $21,000 for the same period ended 1998. This increase was primarily due to an increase in net interest income of $158,000 while being partially offset by an increases in the provision for loan losses and noninterest expense of $38,000 and $61,000, respectively.

Total interest and dividend income increased $361,000 or 36.4 percent from $987,000 for the nine months ended September 30, 1998 to $1,346,000 for the same period ended 1999. Increases in the average principal balances of loans and investment securities of $6.9 million and $670,000 primarily fueled the increases in related interest income of $324,000 and $50,000, respectively. The effect of the increase in average balance was partially offset by a 50 basis point reduction in yield on earning assets. As noted previously, the loan portfolio was heavily influenced by the increase in residential mortgages originated through a mortgage broker while securities available for sale were being purchased from the repayment of mortgage-backed securities and from excess deposits in other financial institutions. The impact of this increase in interest income is offset by the decline in the average principal balances of mortgage-backed securities of $677,000.

Interest expense on deposits, which decreased slightly, was $480,000 for the nine months ended September 30, 1999 compared to $516,000 for the same period ended in 1998. There were decreases in the average balances of interest-bearing demand and certificates of deposit of $1.1 million and $252,000, respectively. While there was a decline in interest expense on deposits, interest expense on borrowings increased by $237,000, resulting in a net increase in interest expense of $201,000. The overall increase in interest expense resulted from a $6.2 million increase in average borrowings with the FHLB.

Based upon management's continuing evaluation of the adequacy of the allowance for loan losses which encompasses the overall risk characteristics of the various portfolio segments, past experience with losses, the impact of economic conditions on borrowers, and other relevant factors, the provision for loan losses increased by $38,000 for the nine months ended September 30, 1999 compared to the same period ended 1998. This increase is primarily due to the growth of the loan portfolio as discussed above. See "Risk Elements."

Noninterest income, which is comprised of service charges on deposit accounts, investment securities gains (losses), net, and other income increased $39,000 or
97.5 percent to $79,000 for 1999 compared to $40,000 for 1998. Service charges on deposit accounts increased $41,000 due to an increased level of transaction account activity and the addition of two ATMs. Increases in fees associated with loan underwriting and processing accounted for the majority of the $28,000 increases to other income. Partially offsetting these increase was a $28,000 loss on the sale of investment securities.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (Continued)

Noninterest expense, which increased $61,000 or 12.4 percent to $550,000 for the nine months ended September 30, 1999 from $489,000 for the same period ended 1998, was substantially effected by increases of $105,000 in other expenses and $20,000 in compensation and employee benefits. Increases to other expenses consisted of the following: costs associated with the supplemental director retirement plan of $31,000; professional fees; and stock expenses of $64,000 resulting from costs associated with conducting business as a public entity for the nine months ended September 30, 1999, as compared to $3,000 for the same period in 1998. In addition, ATM costs of $20,000 were incurred in 1999 as the Company placed two new ATMs in service during the fourth quarter of 1998. Increases to compensation and employee benefits are attributable to implementing the ESOP and RSP in July 1998 and January 1999, respectively. Offsetting these increases was a decline in the loss on real estate operations of $61,000 which was recognized in 1998.

Income tax expense increased $40,000 from $1,000 for the nine months ended September 30, 1998 to an expense of $41,000 for the same period ended 1999. This increase in due to an increase in 1999 over 1998 of pre-tax income of $98,000.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Net income increased $16,000 to $50,000 for the three months ended September 30, 1999 from income of $34,000 for the same period ended 1998. This increase was primarily due to an increase in net interest income of $47,000 and noninterest income of $15,000 while partially being offset by an increase in noninterest expense and income tax expense of $25,000 and $21,000, respectively.

Total interest and dividend income increased $137,000 or 38.5 percent, from $354,000 for the three months ended September 30, 1998 to $491,000 for the same period ended 1999. Interest income on loans increased $139,000 due to an increase in the average principal balance of $8,272,000 from the same period in 1998. This increase in income from volume was offset by a decrease in the yield of interest-earning assets from 7.90 percent for the three months ended September 30, 1998 to 7.44 percent for the same period ended 1999. The decrease in yield is due to the declining yield of loans and mortgage-backed securities during this same time period.

Total interest expense increased $90,000 to $261,000 for the three months ended September 30, 1999, from $171,000 for the same period ended 1998. This increase was derived from an increase in the average principal balances of borrowings from the FHLB of approximately $8.1 million which corresponded to an increase of $108,000 in interest expense. Offsetting this increase were market declines in the cost of funds for certificates of deposit and interest-bearing demand deposits of 62 and 55 basis points, respectively.

Based upon management's continuing evaluation of the adequacy of the allowance for loan losses which encompasses the overall risk characteristics of the various portfolio segments, past experience with losses, the impact of economic conditions on borrowers, and other relevant factors, no provision for loan losses was recorded for the three months ended September 30, 1999 and 1998, respectively. See "Risk Elements."

Noninterest income increased from $15,000 for the three months ended September 30, 1999 to $28,000 from the same period ended September 30, 1998. Service charges on deposit accounts increased $13,000. As noted previously, such increases were due primarily to an increased level of transaction account activity, and the addition of two ATMs.

Noninterest expense increased from $155,000 for the three months ended September 30, 1998 to $180,000 for the same period ended 1999. Other expense increased $27,000 due to, as noted above, increases to other expenses consisted of increased costs associated with the supplemental director retirement plan, professional fees and stock expenses, ATM costs, and the implementation of the ESOP and RSP.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (Continued)

Income tax expense increased from $7,000 for the three months ended September 30, 1999 to $29,000 for the same period 1999. This increase is due to an increase in 1999 over 1998 of pre-tax income of $37,000.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of funds are deposits, advances from the FHLB, repayment of loans and mortgage-backed securities, maturities of investments, interest-bearing deposits with other banks, and funds provided from operations. While scheduled repayments of loans and mortgage-backed securities and maturities of investment securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the general level of interest rates, economic conditions, and competition. We use our liquid resources principally to fund loan commitments, maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses.

Liquidity may be adversely affected by unexpected deposit outflows, excessive interest rates paid by competitors, adverse publicity relating to the savings and loan industry, and similar matters. Management monitors projected liquidity needs and determines the level desirable based in part on the Bank's commitments to make loans and management's assessment of the Bank's ability to generate funds.

Management monitors both the Company's and the Savings Bank's Total Risk-based, Tier I Risk-based, and Tier I Leverage Capital ratios in order to assess compliance with regulatory guidelines. At September 30, 1999, both the Company and the Bank exceeded the minimum risk-based and leverage capital ratio requirements. The Company's and Bank's Total Risk-based, Tier I Risk-based, and Tier I Leverage ratios were 21.2 percent, 20.0 percent, 10.3 percent and 19.0 percent, 17.8 percent, and 9.1 percent, respectively at September 30, 1999.

Due to the year 2000, management has instituted a cash contingency plan in order to meet the possible larger cash withdrawals of customers in December 1999. Such plan may decrease the Company's investment in interest-earning assets and may increase its investment in interest-bearing liabilities, which may cause the Company's net income to slightly decrease in the 1999 fourth quarter.

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

                                       September 30,      December 31,
                                           1999            1998
                                       ------------     -----------
                                          (Dollars in thousands)

Loans on nonaccrual basis              $      21         $      57
Loans past due 90 days or
 more and still accruing                       -                 -
                                       ---------         ---------

Total non-performing loans                    21                57
                                       ---------         ---------
Real estate owned                              -                 -
                                       ---------         ---------
Total non-performing assets                   21                57
                                       ---------         ---------

Non-performing loans as a
 percent of total loans                     0.10%             0.39%
                                       =========         =========

Non-performing assets as a
 percent of total assets                    0.08%             0.28%
                                       =========         =========

Allowance for loan losses to
 Non-performing loans                     837.31%           243.61%
                                       =========         =========

Management monitors impaired loans on a continual basis. As of September 30, 1999, impaired loans had no material effect on the Company's financial position or results of operations.

During the nine-month period ended September 30, 1999, loans increased $6,796,000, non-performing loans decreased $36,000, and the allowance for loan losses increased $38,000 for the same period. The percentage of allowance for loan losses to loans outstanding declined slightly to 0.82 percent at September 30, 1999 from 0.95 percent at December 31, 1998. Non-performing loans are primarily made up of one-to-four family residential mortgages and consumer loans. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management's opinion.

Management believes the level of the allowance for loan losses at September 30, 1999 is sufficient; however, there can be no assurance that the current allowance for loan losses will be adequate to absorb all future loan losses. The relationship between the allowance for loan losses and outstanding loans is a function of the credit quality and known risk attributed to the loan portfolio. The on-going loan review program and credit approval process is used to determine the adequacy of the allowance for loan losses.

YEAR 2000

Rapid and accurate data processing is essential to the Bank's operations. Many computer programs that can only distinguish the final two digits of the year entered are expected to read entries for the year 2000 as the year 1900 or as zero and incorrectly attempt to compute payment, interest, delinquency and other data. The Bank has been evaluating both information technology (computer systems) and non-information technology systems (e.q. vault timers, electronic door lock, and elevator controls). Based upon such evaluations, management has determined that the Bank has year 2000 risk in three areas: (1) Bank's own computer and software; (2) computers of others used by the Bank's borrowers; and
(3) computers of others who provide the Bank with processing of certain services.

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

Computers of others who provide us with processing of certain services. Because we primarily contract with outside vendors for our computer application programs, we believe our principal risk relating to year 2000 issues lies in the potential inability of those vendors to process date sensitive information involving the year 2000. This risk is primarily focused on one third party service bureau that provides virtually all of the Bank's data processing. The service bureau has communicated that it is substantially year 2000 compliant and subsequent results of testing by the Bank have been positive.

Contingency Plan. The Bank will continue monitoring their service bureau to evaluate whether its data processing system will fail and is being provided with periodic updates on the status of testing and upgrades being made by the service bureau. If the Bank service bureau fails, the Bank will attempt to locate an alternative service bureau that is year 2000 compliant. If the Bank is unsuccessful, the Bank will enter deposit balances and interest with its existing computer system. If this labor-intensive approach is necessary, management and employees will become much less efficient. However, the Bank believes that they would be able to operate in this manner in the short-term, until their existing service bureau, or their replacement, is able to again provide data processing services. If very few financial institution services bureaus were operating in the year 2000, the Bank's replacement costs, assuming the Bank could negotiate an agreement, could be material. The above items are documented in the Bank's written contingency plan which has been approved by the Board of Directors.

Despite management's best efforts to address the year 2000 issue, the vast number of external entities that have direct and indirect business relationships with the Bank, such as customers, vendors, payment system providers, utility companies, and other financial institutions, make it impossible to assure that a failure to achieve compliance by one or more of these entities would not have a material adverse impact on the Bank's business or on the Company's consolidated financial statements.
                                       14

CARNEGIE FINANCIAL CORPORATION
PART II.  OTHER INFORMATION

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


                                   Carnegie Financial Corporation


Date: NOVEMBER 12, 1999     By:     \s\Shirley Chiesa
                                   --------------------------------------
                                   Shirley Chiesa
                                   President and Chief Executive Officer


Date: NOVEMBER 12, 1999     By:    \s\Joseph Pigoni
                                   --------------------------------------
                                   Joseph Pigoni
                                   Vice President and CFO