Form 10KSB
period 1999-12-31
CARNEGIE FINANCIAL CORP /PA/
filed 2000-03-29
CIK 17732

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X] Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1999

                                       OR

[ ]      Transition report pursuant to section 13 or 15(d) of the
         Securities Exchange Act of 1934
         For the transition period from              to             .
                                        -------------   ------------

Commission File No. 0-24579

                         Carnegie Financial Corporation
              ----------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

Pennsylvania                                             25-1806857
-------------------------------------------           -----------------
(State or Other Jurisdiction of Incorporation or      (I.R.S. Employer
Organization)                                         Identification No.)

17 West Mall Plaza, Carnegie, Pennsylvania                 15106
------------------------------------------               ----------
(Address of Principal Executive Offices)                 (Zip Code)

Issuer's Telephone Number, Including Area Code:        (412) 276-1266
                                                       --------------

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year. $2,000,344

     The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based on the average bid and asked price of the Registrant's Common Stock on March 1, 2000 was $1.4 million.

     As of March 1, 2000, there were issued and outstanding 224,776 shares of the Registrant's Common Stock.

     Transition Small Business Disclosure Format (check one): YES      NO  X
                                                                  ---     ---
                       DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of the Annual Report to Stockholders for the Fiscal Year ended December 31, 1999 (Part II)

     2. Portions of the Proxy Statement for the Annual Meeting of Stockholders for the Fiscal Year ended December 31, 1999. (Part III)

Item 1.  Business
-----------------
                                     PART I

Forward Looking Statements

     Carnegie Financial Corporation (the "Company"or "Registrant") may from time to time make written or oral "forward-looking statements", including statements contained in the Company's filings with the Securities and Exchange Commission (including this Annual Report on Form 10-KSB and the exhibits thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

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

General

     The Company is a Pennsylvania corporation organized in February 1998 at the direction of Carnegie Savings Bank (the "Bank") to acquire all of the capital stock that the Bank issued in its conversion from the mutual to stock form of ownership (the "Conversion"). On July 10, 1998, the Bank completed the Conversion and became a wholly owned subsidiary of the Company. The Company is a unitary savings and loan holding company which, under existing laws, generally is not restricted in the types of business activities in which it may engage provided that the Bank retains a specified amount of its assets in housing-related investments. The Company conducts no significant business or operations of its own other than holding all of the outstanding stock of the Bank. References to the Company or Registrant generally refers to the consolidated entity which includes the main operating company, the Bank, unless the context indicates otherwise.

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

Competition

     Competition for deposits comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, finance companies, and multi-stage regional banks in the Registrant's market areas. Competition for funds also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition varies depending upon market conditions and comes from commercial banks, thrift institutions, credit unions and mortgage bankers.

Lending Activities

     Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the Registrant's loan portfolio by type of loan on the dates indicated:

                                                         December 31,
                                           -------------------------------------
                                                   1999               1998
                                           ------------------  -----------------
                                             Amount  Percent   Amount  Percent
                                                  (Dollars in thousands)
 Type of Loans:
 Real Estate Loans:
   One- to four-family (1)............     $ 17,811    78.39% $10,989    75.00%
   Construction.......................        1,573     6.92    1,252     8.55
   Commercial.........................        1,070     4.71      491     3.35
   Home equity and second mortgage loans        775     3.41      766     5.23
                                            -------   ------  -------   ------
       Total real estate..............       21,229    93.43   13,498    92.13
                                            -------   ------  -------   ------
 Commercial...........................          565     2.49      304     2.07
                                            -------   ------  -------   ------
 Consumer Loans:
   Automobile loans...................          514     2.26      450     3.07
   Unsecured loans....................          270     1.19      288     1.97
   Share loans........................          144      .63      111      .76
                                            -------   ------  -------   ------
      Total consumer..................          928     4.08      849     5.80
                                            -------   ------  -------   ------
 Total................................     $ 22,722   100.00% $14,651  100.00%
                                            =======   ======   ======  ======
   --------------------
(1) Includes $126,000 and $16,000 for fiscal 1999 and 1998, respectively, of multi-family loans.

Loan Maturity Tables

     The following sets forth the maturity of the Registrant's loan portfolio at December 31, 1999. The table does not include prepayments or scheduled principal repayments. At December 31, 1999, prepayments and scheduled principal repayments of loans totaled $2.7 million. All loans are shown as maturing based on contractual maturities.

                                                   Due after
                                      Due within   1 through   Due after
                                        1 year      5 years     5 years   Total
                                        ------      -------     -------   -----
                                                      (In thousands)
One- to four-family real estate....... $    2     $   415     $17,394    $17,811
Construction..........................  1,573          --          --      1,573
Commercial real estate................     --          --       1,070      1,070
Home equity and second mortgage loans.     --         286         489        775
Commercial............................     --          --         565        565
Consumer..............................     35         760         133        928
                                        -----      ------      ------     ------
      Total........................... $1,610     $ 1,461     $19,651    $22,722
                                        =====      ======      ======     ======

     The following table sets forth as of December 31, 1999, the dollar amount of all loans due after December 31, 2000, based upon fixed rates of interest or floating or adjustable interest rates.

                                                   Floating or
                                  Fixed Rates   Adjustable Rates    Total
                                  -----------   ----------------    -----
                                                 (In thousands)
  One-to-four family real estate... $17,199         $ 610          $17,809
  Commercial real estate...........      --         1,070            1,070
  Home equity and second
    mortgage loans.................     775            --              775
  Commercial.......................      --           565              565
  Consumer.........................     893            --              893
                                     ------        ------           ------
            Total.................. $18,867        $2,245          $21,112
                                     ======         =====           ======

     Real Estate Loans. The Registrant's primary lending activity consists of the origination of one- to -four family fixed rate residential mortgage loans secured by property located in the its primary market area. The Registrant generally originates one- to four-family fixed rate residential mortgage loans in amounts up to 95% of the lesser of the appraised value or purchase price, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 90%. Generally, the maximum loan-to-value ratio on mortgage loans secured by non-owner occupied properties and commercial buildings is limited to 70%. The Registrant retains all of its mortgage loans and originates these loans with maturities of up to 30 years. Mortgage loans originated and held by the Registrant generally include due-on-sale clauses. This gives the Registrant the right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property securing the mortgage loan without the Registrant's consent.

     The Registrant originates home equity loans and second mortgage loans which are secured by one- to -four family residences. These loans have fixed rates of interest with terms of up to 15 years. The loans are generally subject to a 80% combined loan-to-value limitation, including any other outstanding mortgages or liens.

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

     The Registrant makes construction loans primarily for the construction of one-to four-family primary home dwellings. These loans are primarily made to persons who are constructing properties for the purpose of occupying them. Loans made to individual property owners are "construction-permanent" loans which generally provide for the payment of principal and interest during a construction period (generally up to six months) at fixed or adjustable interest rates having terms similar to other one- to -four family residential loans.

     Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction and development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the Registrant may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, the Registrant may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment.

     Commercial Business Loans. The Registrant maintains a small number of commercial lines of credit made to local businesses and professionals. Commercial business loans generally are deemed to entail significantly greater risk than that which is involved with single family real estate lending. The repayment of commercial loans typically is dependent on the successful operations and income stream of the business and the borrower. Such risks can be significantly affected by economic conditions. In addition, commercial lending generally requires substantially greater oversight efforts compared to residential real estate lending.

     Consumer Loans. Consumer loans consist of share loans, automobile loans, and unsecured loans. The Registrant makes unsecured loans to certain creditworthy borrowers. Loans secured by vehicles are financed for terms up to 60 months. Loans secured by deposits of the Registrant are granted in amounts up to 95% of the deposited amount.

     Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly. Repossessed collateral for a defaulted consumer loan may not be sufficient for repayment of the outstanding loan, and the remaining deficiency may not be collectible.

     Loan Approval Authority and Underwriting. The Registrant establishes various lending limits for its officers and maintains a loan committee consisting of the board of directors. The President and the loan officer of the Bank have authority to approve home equity loans up to $35,000 and $20,000, respectively, and the Officer Loan Committee which consists of the Board of Directors, has the authority to approve unsecured consumer loans up to $5,000. The loan committee ratifies all residential mortgage loans and all other real estate and consumer loans.

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

     Title insurance is generally required on all real estate mortgage loans except home equity and second mortgage loans under $50,000. For home equity and second mortgage loans under $50,000, the Registrant obtains a property report, which indicates whether there are any liens or other encumbrances against the property. Borrowers also must obtain fire and casualty insurance. Flood insurance is required on loans that are secured by property that is located in a flood zone.

     Loan Commitments. Written commitments are given to prospective borrowers on all approved real estate loans. Generally, the commitment requires acceptance within 45 days of the date of issuance. At December 31, 1999, commitments to cover originations of mortgage loans totaled $68,000. The Registrant believes that virtually all of its commitments will be funded.

     Loans to One Borrower. The maximum amount of loans which the Registrant may make to any one borrower may not exceed the greater of $500,000 or 15% of the Registrant's unimpaired capital and unimpaired surplus. The Registrant may lend an additional 10% of its unimpaired capital and unimpaired surplus if the loan is fully secured by readily marketable collateral. At December 31, 1999, the Registrant's maximum loan-to-one borrower limit was $500,000.

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

     Nonperforming Assets. The following table sets forth information regarding nonaccrual loans and real estate owned, as of the dates indicated. As of the dates indicated, the Registrant had no loans categorized as troubled debt restructurings within the meaning of SFAS 15 and no impaired loans within the meaning of SFAS 114, as amended by SFAS 118. Interest income that would have been recorded on loans accounted for on a nonaccrual basis under the original terms of such loans was immaterial for the year ended December 31, 1999.

                                                         At December 31,
                                                     -----------------------
                                                      1999           1998
                                                      ----           ----
                                                      (Dollars in thousands)
Loans accounted for on a non-accrual basis:
Real estate loans:
  One-to-four family..........................          $ 9         $ 22
  Home equity and second mortgage loans.......           --           --
  Commercial..................................           --           --
  Construction................................           --           --
Commercial....................................           --           30
Consumer......................................           41           --
                                                      -----        -----
Total non-accrual loans.......................           50           52
                                                      -----        -----
Accruing loans which are contractually past due
 90 days or more:                                        --           --
                                                      -----        -----
Total non-performing loans....................           50           52
                                                      -----        -----
Real estate owned.............................           --           --
                                                      -----        -----
Other non-performing assets...................           --           --
                                                      -----        -----
Total non-performing assets...................           50       $   52
                                                      =====        =====
Total non-performing loans to total loans.....          .22%         .36%
                                                      =====        =====
Total non-performing loans to total assets....          .17%         .26%
                                                      =====        =====
Total non-performing assets to total assets...          .17%         .26%
                                                      =====        =====

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

     The following table sets forth the Registrant's classified assets in accordance with its classification system.

                                     At December 31, 1999
                                     --------------------
                                    (Dollars in thousands)
Special Mention...................            $ --
Substandard.......................             271
Doubtful assets...................              24
Loss assets.......................              --
                                             -----
                                             $ 295
                                             =====

     Allowances for Loan Losses. A provision for loan losses is charged to operations based on management's evaluation of the losses that may be incurred in the Registrant's loan portfolio. The evaluation, including a review of all loans on which full collectibility of interest and principal may not be reasonably assured, considers: (i) the Registrant's past loan loss experience,
(ii) known and inherent risks in the Registrant's portfolio, (iii) adverse situations that may affect the borrower's ability to repay, (iv) the estimated value of any underlying collateral, and (v) current economic conditions.

     The Registrant monitors its allowance for loan losses and makes additions to the allowance as economic conditions dictate. Although the Registrant maintains its allowance for loan losses at a level that it considers adequate for the inherent risk of loss in its loan portfolio, future losses could exceed estimated amounts and additional provisions for loan losses could be required. In addition, the Registrant's determination of the amount of the allowance for loan losses is subject to review by the OTS, as part of its examination process. After a review of the information available, the OTS might require the establishment of an additional allowance. Any increase in the loan loss allowance required by the OTS would have a negative impact on the Registrant's earnings.

     The following table sets forth information with respect to the Registrant's allowance for loan losses at the dates and for the periods indicated:

                                                   For the Years Ended
                                                      December 31,
                                                 -----------------------
                                                   1999           1998
                                                 -------        --------
                                                  (Dollars in thousands)

Total loans outstanding...................      $ 22,722        $ 14,651
                                                 =======         =======
Average loans outstanding.................        19,068          11,709
                                                 =======         =======
Allowance balance (at beginning of
   period)                                      $    139        $    115
Provision.................................            66              44
Charge-offs...............................            (1)            (20)
Recoveries................................            --              --
                                                 -------         -------
Allowance balances (at end of period)           $    204        $    139
                                                 =======         =======
Allowance for loan losses as a percent
 of total outstanding.....................           .90 %           .95 %
                                                 =======         =======
Net loans charged off as percent of average
loans outstanding.........................           .01 %           .17 %
                                                 =======         =======

Return on Equity and Assets Ratio
                                                    At Or For The Years
                                                     Ended December 31,
                                                  -----------------------
                                                   1999             1998
                                                  ------           ------
Equity to Asset Ratio........................      9.14%           15.12%
Return on Average Equity.....................      4.86            (1.97)
Return on Average Assets.....................       .42             (.21)
Dividend Payout Ratio........................     20.76               --

Analysis of the Allowance for Loan Losses

     The following table sets forth the allocation of the allowance for loan losses for each category of loan. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict the Registrant's use of the allowance to absorb losses in other loan categories.

                                         At December 31,
                            --------------------------------------------
                                    1999                 1998
                            ---------------------- ---------------------
                                      Percent of           Percent of
                                     Loans in Each        Loans in Each
                                     Category to           Category to
                                        Total                 Total
                             Amount     Loans     Amount      Loans
                            -------- ------------ ------  --------------
                                     (Dollars in thousands)

Type of Loans:
--------------
Real Estate Loans:
  One- to four-family.....    $110        78.39%   $100      74.99%
  Construction............      16         6.93       8        8.55
  Commercial..............       5         4.71       5        3.35
  Home equity.............       8         3.41       8        5.23
Commercial................      20         2.48       9        2.08
Consumer..................      45         4.08       9        5.80
                              ----       ------    ----      ------
Total.....................    $204       100.00%   $139      100.00%
                              ====       ======     ===      ======

Investment Activities

     The Registrant is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and certain other investments. The level of liquid assets varies depending upon several factors, including: (i) the yields on investment alternatives, (ii) management's judgment as to the attractiveness of the yields then available in relation to other opportunities, (iii) expectation of future yield levels, and
(iv) management's projections as to the short-term demand for funds to be used in loan origination and other activities. Investment securities, including mortgage-backed securities, are classified at the time of purchase, based upon management's intentions and abilities, as securities held to maturity or securities available for sale. Debt securities acquired with the intent and ability to hold to maturity are classified as held to maturity and are stated at cost and adjusted for amortization of premium and accretion of discount, which are computed using the level yield method and recognized as adjustments of interest income. All other debt securities are classified as available for sale to serve principally as a source of liquidity.

     Current regulatory and accounting guidelines regarding investment securities (including mortgage backed securities) require the Registrant to
categorize  securities  (including  mortgage-backed   securities)  as  "held  to
maturity," "available for sale" or "trading." As of December 31, 1999, Registrant had investment securities and mortgage-backed securities classified as "held to maturity" and "available for sale" in the amount of $888,000 and $4,014,000, respectively and had no securities classified as "trading." Securities classified as "available for sale" are reported for financial reporting purposes at the fair market value with net changes in the market value from period to period included as a separate component of stockholders' equity, net of income taxes. At December 31, 1999, the Registrant's securities available for sale had an amortized cost of $4,380,000 and market value of $4,014,000. Changes in the market value of securities available for sale do not affect the Company's income. In addition, changes in the market value of securities available for sale do not affect the Bank's regulatory capital requirements or its loan-to-one borrower limit.

     At December 31, 1999, the Registrant's investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. federal agency or federally sponsored agency obligations, (iii) local municipal obligations, (iv) mortgage-backed securities, (v) banker's acceptances, (vi) certificates of deposit, and (vii) investment grade corporate bonds, and commercial paper. The board of directors may authorize additional investments.

     As a source of liquidity and to supplement Registrant's lending activities, the Registrant has invested in residential mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. Mortgage-backed securities represent a participation interest in a pool of single-family or other type of mortgages. Principal and interest payments are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities, to investors, like us. The quasi-governmental agencies guarantee the payment of principal and interest to investors and include the Federal Home Loan Mortgage Corporation ("FHLMC"), Government National Mortgage Association ("GNMA"), and Federal National Mortgage Association ("FNMA").

     Mortgage-backed securities typically are issued with stated principal amounts. The securities are backed by pools of mortgages that have loans with interest rates that are within a set range and have varying maturities. The underlying pool of mortgages can be composed of either fixed rate or adjustable rate mortgage loans. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. The interest rate risk characteristics of the underlying pool of mortgages (i.e., fixed rate or adjustable rate) and the prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. Mortgage-backed securities issued by FHLMC, GNMA, and FNMA make up a majority of the pass-through certificates market.

     Securities Portfolio. The following table sets forth the carrying value of the Registrant's investment securities at the dates indicated.

                                                           At December 31,
                                                        ----------------------
                                                          1999           1998
                                                        ------         -------
                                                         (Dollars in thousands)

Securities held to maturity:
  Obligations of state and political subdivisions      $   145         $   489
  Mortgage-backed securities                               743           1,067
                                                        ------         -------
       Total securities held to maturity                   888           1,556
                                                        ------         -------
Securities available for sale:
   U.S. government agency securities                     3,324           1,250
   Mutual funds                                             --              10
   Mortgage-backed securities                              690           1,026
                                                        ------         -------
       Total securities available for sale               4,014           2,286
                                                        ------         -------
       Total                                           $ 4,902         $ 3,842
                                                        ======         =======

     The following table sets forth information regarding the scheduled maturities, carrying values, approximate fair values, and weighted average yields for the Registrant's investment and mortgage-backed securities portfolio at December 31, 1999 by contractual maturity. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                                                                         As of December 31, 1999
                            -------------------------------------------------------------------------------------------------------
                                                                                                             Total Investment
                                                  More than          More than                           Securities and Mortgage-
                            One Year or Less  One to Five Years  Five to Ten Years More than Ten Years      Backed Securities
                            ----------------- -----------------  ----------------- -------------------   --------------------------
                            Carrying  Average Carrying  Average  Carrying  Average Carrying  Average     Carrying   Average  Market
                             Value     Yield    Value    Yield    Value    Yield    Value     Yield        Value     Yield   Value
                            --------- ------- --------  -------  --------  ------- --------  ---------   ---------  -------- ------
                                                                  (Dollars in thousands)
U.S. government agencies
  securities................. $ --        -- %   $341     6.29%     $ 94     6.32%   $2,889     6.77%       $3,324   6.71%   $3,324
Obligations of state and
  political subdivisions(1)..   45      4.40      100     4.65        --       --        --       --           145   4.57       145
Mortgage-backed securities...   --        --       29     8.65        71     5.49     1,333     6.62         1,433   6.72     1,441
                              ----               ----               ----             ------                 ------           ------
   Total..................... $ 45      4.40%    $470     6.09%     $165     5.96%   $4,222     6.72%       $4,902   6.65%   $4,910
                              ====      ====     ====     ====      ====     ====    ======     ====        ======   ====    ======


-------------
(1)      Average yields computed on a tax-equivalent basis.

Sources of Funds

     Deposits are the Registrant's major external source of funds for lending and other investment purposes. Funds are also derived from the receipt of payments on loans and prepayment of loans and maturities of investment securities and mortgage-backed securities and, to a much lesser extent, borrowings and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions.

     Deposits. Consumer and commercial deposits are attracted principally from within the Registrant's primary market area through the offering of a selection of deposit instruments including passbook savings accounts, money market accounts, and term certificate accounts. IRA accounts and NOW accounts are also offered. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate. At December 31, 1999, the Registrant had no brokered deposits.

     The following table indicates the amount of the Registrant's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 1999.

                                            Certificates
Maturity Period                             of Deposits
---------------                             -----------
                                           (In thousands)
Within three months                            $236
Three through six months                        100
Six through twelve months                       202
Over twelve months                              718
                                              -----
                                             $1,256
                                              =====

     Borrowings. The Registrant may obtain advances from the FHLB of Pittsburgh to supplement its supply of lendable funds. Advances from the FHLB of Pittsburgh are typically secured by a pledge of the Registrant's stock in the FHLB of Pittsburgh, a portion of the Registrant's first mortgage loans and other assets. Each FHLB credit program has its own interest rate, which may be fixed or adjustable, and range of maturities. If the need arises, the Registrant may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements.

Employees

     At December 31, 1999 the Registrant had 7 full-time and no part-time employees. None of the Registrant's employees are represented by a collective bargaining group. The Registrant believes that its relationship with its employees is good.

Regulation

     Set forth below is a brief description of certain laws which related to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.
                                       13

Recent Regulation

     On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (the "Act") which will, effective March 11, 2000, permit qualifying bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. The Act defines "financial in nature" to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Board has determined to be closely related to banking. A qualifying national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development, and real estate investment, through a financial subsidiary of the bank.

     The Act also prohibits new unitary thrift holding companies from engaging in nonfinancial activities or from affiliating with an nonfinancial entity. As a grandfathered unitary thrift holding company, the Corporation will retain its authority to engage in nonfinancial activities. However, the Gramm-Leach-Bliley Act will have few direct effects on the operations or powers of federal savings associations or of savings and loan holding companies.

     The Gramm-Leach-Bliley Act imposes significant new financial privacy obligations and reporting requirements on all financial institutions, including federal savings associations. Specifically, the statute, among other things, will require financial institutions (a) to establish privacy policies and disclose them to customers both at the commencement of a customer relationship and on an annual basis and (b) to permit customers to opt out of a financial institution's disclosure of financial information to nonaffiliated third parties. The Gramm-Leach-Bliley Act requires the federal financial regulators to promulgate regulations implementing these provisions within six months of enactment, and the statute's privacy requirements will take effect one year after enactment.

Regulation of the Company

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

     As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions, provided the Bank satisfies the Qualified Thrift Lender ("QTL") test. The Act terminated the "unitary thrift holding company exemption" for all companies that applied to acquire savings associations after May 4, 1999. Since the Company is grandfathered under this provision of the Act, its unitary holding company powers and authorities were not affected. However, if the Company were to acquire control of an additional savings association, its business activities would be subject to restriction under the Home Owners' Loan Act. Furthermore, if the Company were in the future to sell control of the Bank to any other company, such company would not succeed to the Company's grandfathered status under the Act and would be subject to the same business activity restrictions. See "- Regulation of the Bank - Qualified Thrift Lender Test."

Regulation of the Bank

     General. Set forth below is a brief description of certain laws that relate to the regulation of the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations. As a federally chartered, SAIF-insured savings association, the Bank is subject to extensive regulation by the OTS and the FDIC. Lending activities and other investments must comply with various federal statutory and regulatory requirements. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board.

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

     Insurance of Deposit Accounts. The deposit accounts held by the Bank are insured by the BIF to a maximum of $100,000 for each insured member (as defined by law and regulation). The Bank is required to pay insurance premiums based on a percentage of its insured deposits to the FDIC for insurance of its deposits by the BIF. The FDIC also maintains another insurance fund, the Savings Institution Insurance Fund ("SAIF"), which primarily insures commercial bank deposits. The FDIC has set the deposit insurance assessment rates for BIF-member institutions for the first six months of 2000 at 0% to .027% of insured deposits on an annualized basis, with the assessment rate for most savings institutions set at 0%.

     In addition, all FDIC-insured institutions are required to pay assessments to the FDIC at an annual rate of approximately .0212% of insured deposits to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the Federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the FICO bonds mature in 2017.

     Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3% of total adjusted assets, and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets.

     Dividend and Other Capital Distribution Limitations. The OTS imposes various restrictions or requirements on the ability of savings institutions to make capital distributions, including cash dividends.

     A savings association that is a subsidiary of a savings and loan holding company, such as the Bank must file an application or a notice with the OTS at least 30 days before making a capital distribution. Savings associations are not required to file an application for permission to make a capital distribution and need only file a notice if the following conditions are met: (1) they are eligible for expedited treatment under OTS regulations, (2) they would remain adequately capitalized after the distribution, (3) the annual amount of capital distribution does not exceed net income for that year to date added to retained net income for the two preceding years, and (4) the capital distribution would not violate any agreements between the OTS and the savings association or any OTS regulations. Any other situation would require an application to the OTS.

     The OTS may disapprove an application or notice if the proposed capital distribution would: (i) make the savings association undercapitalized, significantly undercapitalized, or critically undercapitalized; (ii) raise safety or soundness concerns; or (iii) violate a statue, regulation, or agreement with the OTS (or with the FDIC), or a condition imposed in an OTS-approved application or notice. Further, a federal savings association, like the Bank, cannot distribute regulatory capital that is needed for its liquidation account.

Qualified Thrift Lender Test. Federal savings institutions must meet one of two Qualified Thrift Lender ("QTL") tests. To qualify as a QTL, a savings institution must either (i) be deemed a "domestic building and loan association" under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory QTL test set forth in the Home Owner's Loan Act by maintaining at least 65% of its "portfolio assets" in certain"Qualified Thrift Investments"
(defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans, and 50% of certain community development loans). For purposes of the statutory QTL test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business, and liquid assets equal to 10% of total assets. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. A failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions and a restriction on obtaining additional advances from its FHLB. At December 31, 1999, the Bank was in compliance with its QTL requirement, with 96.87% of its assets invested in Qualified Thrift Investments.

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

     As a member, the Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year.

     Liquidity Requirements. All savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At December 31, 1999, the Bank's liquid asset ratio was 31.13%.

     Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At December 31, 1999, the Bank was in compliance with these Federal Reserve Board requirements.

Item 2. Description of Property
-------------------------------

(a) Property. The Registrant operates from its one office located at 17 West Mall Plaza, Carnegie, Pennsylvania. Such property was acquired in 1986.

(b) Investment Policies. See "Item 1. Business" above for a general description of the Registrant's investment policies and any regulatory or Board of Directors' percentage of assets limitations regarding certain investments. The Registrant's investments are primarily acquired to produce income, and to a lesser extent, possible capital gain.

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

Item 3. Legal Proceedings
-------------------------

     There are various claims and lawsuits in which the Company is periodically involved, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the Company's business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

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
------------------------------------------------------------------

     The information contained under the section captioned "Stock Market Information" of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1999 (the "Annual Report") is incorporated herein by reference.

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

Item  8.  Changes  in and  Disagreements  with  Accountants  On  Accounting  and
--------------------------------------------------------------------------------
          Financial Disclosure.
          ---------------------

     Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance
--------------------------------------------------------------------------------
        with Section 16(a) of the Exchange Act.
        ---------------------------------------

     The information required under this item is incorporated herein by reference to the Proxy Statement for the 2000 Annual Meeting (the "Proxy Statement") contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance," "Proposal I - Election of Directors," and "- Biographical Information."

Item 10.  Executive Compensation
--------------------------------

     The information required by this item is incorporated by reference to the Proxy Statement contained under the section captioned "Director and Executive Officer Compensation."

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

         (a)      Security Ownership of Certain Beneficial Owners
         (b)      Security Ownership of Management

                  The information required by items (a) and (b) is incorporated herein by reference to the Proxy Statement contained under the sections captioned "Principal Holders" and "Proposal I - Election of Directors."

          (c) Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.


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

               1. The consolidated balance sheets of Carnegie Financial Corporation as of December 31, 1999 and 1998 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the two years ended December 31, 1999, together with the related notes and the independent auditors' report of S.R. Snodgrass, A.C. independent certified public accountants for the year ended December 31, 1999.

               2.   Schedules omitted as they are not applicable.

               3. The following exhibits are included in this Report or incorporated herein by reference:

                   (a)   List of Exhibits:

                   3(i)  Articles  of   Incorporation   of  Carnegie   Financial
                         Corporation *
                   3(ii) Bylaws of Carnegie Financial Corporation *
                   4     Specimen Stock Certificate *
                   10.1  Employment  Agreement  between  the  Bank  and  Shirley
                         Chiesa *
                   10.2  Supplemental Executive Retirement Plan *
                   10.3  Form of  Directors  Consultation  and  Retirement  Plan
                         between the Bank and each of the directors *
                   10.4  Carnegie Financial Corporation 1999 Stock Plan **
                   10.5  Carnegie Savings Bank Restricted Stock Plan **
                   13    Portions of the 1999 Annual Report to Stockholders
                   21    Subsidiaries of the Registrant (See "Item 1- Business")
                   23    Consent of S.R. Snodgrass, A.C.
                   27    Financial Data Schedule (electronic filing only)

          (b)  Not applicable.

---------------------
* Incorporated by reference to the identically numbered exhibit to the registration statement on Form SB-2 (File No. 333-24579) declared effective by the SEC on May 14, 1998.
** Incorporated by reference to the Proxy Statement for the Special Meeting on January 11, 1999 and filed with the SEC on December 10, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 29, 2000.

                         CARNEGIE FINANCIAL CORPORATION


                                 By: /s/Shirley Chiesa
                                     -------------------------------------------
                                     Shirley Chiesa
                                     President, C.E.O. and Chairman of the Board
                                     (Duly Authorized Representative)


     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 29, 2000.


/s/ Shirley Chiesa                               /s/ JoAnn V. Narduzzi
---------------------------------                -------------------------------
Shirley Chiesa                                   JoAnn V. Narduzzi
President, C.E.O. and                            Director
Chairman of the Board
(Principal Executive Officer)



/s/ Joseph R. Pigoni                             /s/ Morry Miller
---------------------------------                -------------------------------
Joseph R. Pigoni                                 Morry Miller
Executive Vice President                         Director
and Chief Financial Officer
(Principal Financial Officer)


/s/ Lois A. Wholey                               /s/ Charles Rupprecht
---------------------------------                -------------------------------
Lois A. Wholey                                   Charles Rupprecht
Director and Secretary                           Director