Form 10QSB
period 2000-03-31
CARNEGIE FINANCIAL CORP /PA/
filed 2000-05-15
CIK 17732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.   20552

                              FORM 10 - QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT


For the transition period from                 to
                               ---------------    ---------------

                     Commission File Number 0-23765
                     ------------------------------

                     Carnegie Financial Corporation
          (Exact name of registrant as specified in its charter)

Pennsylvania                                           23 -1806857
(State or other jurisdiction of incorporation (IRS Employer Identification No.) or organization)


             17 West Mall Plaza, Carnegie, Pennsylvania,  15106
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

              Class:  Common Stock, par value $.10 per share
                Outstanding at May 3, 2000: 224,776

                      CARNEGIE FINANCIAL CORP

                               INDEX



                                                           Page
                                                          Number
                                                        ---------

PART I  - FINANCIAL INFORMATION

   Item 1. Financial Statements

           Consolidated Balance Sheet
            (Unaudited) as of March 31,
             2000 and December 31, 1999                     3

           Consolidated Statement of Income
            (Unaudited) for the Three Months
             ended March 31, 2000 and 1999                  4

           Consolidated Statement of
             Changes in Stockholders' Equity
             (Unaudited) as of March 31, 2000               5

            Consolidated Statement of Cash
              Flows (Unaudited) for the Three
              Months ended March 31, 2000 and 1999          6

            Notes to Unaudited Consolidated
              Financial Statements                          7

   Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results
              of Operations                              8 - 14

PART II  -  OTHER INFORMATION

   Item 1.  Legal Proceedings                              15

   Item 2.  Changes in Securities                          15

   Item 3.  Default Upon Senior Securities                 15

   Item 4.  Submissions of Matters to a
              Vote of Security Holders                     15

   Item 5.  Other Information                              15

   Item 6.  Exhibits and Reports on Form 8 - K             15

SIGNATURES                                                 16

                         CARNEGIE FINANCIAL CORPORATION
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                          March 31,            December 31,
                                            2000                   1999
                                        ------------           ------------
             ASSETS
Cash and due from banks                 $    200,568          $    504,005
Interest - bearing overnight
   deposits with other institutions          389,853               286,780
                                        ------------          ------------
Cash and cash equivalents                    590,421               790,785

Certificates of deposit                      100,000               100,000
Investment securities available
   for sale                                3,499,721             3,323,894
Investment securities held to
   maturity (fair value of
   $144,122 and $144,870)                    145,000               145,000
Mortgage - backed securities
   available for sale                        667,260               690,164
Mortgage - backed securities
   held to maturity (fair value
   of $725,716 and $750,369)                 717,987               743,385
Loans receivable, (net of
   allowance for loan losses
   of $181,320 and $203,648)              22,770,237            22,518,456
Premises and equipment                       235,093               225,827
Federal Home Loan Bank Stock                 564,900               564,900
Accrued interest receivable                  151,882               180,797
Other assets                                 259,625               205,393
                                        ------------          ------------
          TOTAL ASSETS                  $ 29,702,126          $ 29,488,601
                                        ============          ============

     LIABILITIES AND STOCKHOLDERS EQUITY
Deposits                                $ 17,244,345          $ 16,551,544
Borrowed funds                             9,000,000             9,537,500
Advances from borrowers for taxes
   and insurance                             297,766               275,758
Accrued interest payable and
   other liabilities                         422,787               431,191
                                        ------------          ------------
          TOTAL LIABILITIES               26,964,898            26,795,993

STOCKHOLDERS' EQUITY
Preferred Stock, no par value;
    2,000,000 shares authorized;
    none issued                                    -                     -
Common Stock, $.10 par value;
    4,000,000 shares authorized
and 238,050 outstanding                       23,805                23,805
Additional paid - in capital               2,061,611             2,062,493
Retained Earnings - substantially
    restricted                             1,232,438             1,203,806
Unearned Employee Stock Ownership
    Plan shares (ESOP)                      (157,113)            (161,874)
Unearned Restricted Stock Plan shares (RSP)  (60,703)             (64,750)
Accumulated other comprehensive loss        (233,304)            (241,366)
Treasury Stock (13,274 shares, at cost)     (129,506)            (129,506)
                                        ------------          ------------
          Total stockholders' equity       2,737,228             2,692,608
                                        ------------          ------------
          Total liabilities and
             stockholder's equity       $ 29,702,126          $ 29,488,601
                                        ============          ============

See accompanying notes to the unaudited consolidated financial statements.

                     CARNEGIE FINANCIAL CORPORATION
              CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                               Three Months Ended
                                                    March 31,
                                         -----------       -----------
                                             2000             1999
                                         -----------       -----------
INTEREST AND DIVIDEND INCOME
   Loans receivable                      $   430,854       $   301,791
   Investment securities
       Taxable                                63,978            35,743
       Exempt from federal
         income tax                            1,658             5,899
   Interest - bearing deposits
     in other banks                            4,491            23,559
   Mortgage - backed securities               22,713            33,273
   Dividends on Federal Home
     Loan Bank Stock                           9,481             3,466
                                         -----------       -----------
        Total interest and
          dividend income                    533,175           403,731
                                         -----------       -----------
INTEREST EXPENSE
   Deposits                                  177,371           167,870
   Borrowings                                132,646            48,750
                                         -----------       -----------
           Total interest expense            310,017           216,620
                                         -----------       -----------
NET INTEREST INCOME                          223,158           187,111

Provision for loan losses                     19,964            24,021
                                         -----------       -----------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                 203,194           163,090
                                         -----------       -----------
NONINTEREST INCOME
   Service fees                               20,981            19,379
   Gain on sale of investment
     securities                                5,635             1,167
   Other income                                  355            14,101
                                         -----------       -----------
           Total noninterest income           26,971            34,647
                                         -----------       -----------
NONINTEREST EXPENSE
   Compensation and employee benefits         85,271            85,797
   Occupancy and equipment                    11,200            10,706
   Data processing charges                    16,644            18,286
   Other expense                              71,419            69,991
                                         -----------       -----------
           Total noninterest expense         184,534           184,780

                                         -----------       -----------
Income before income taxes                    45,631            12,957

Income taxes                                  16,999               666
                                         -----------       -----------
NET INCOME                               $    28,632       $    12,291
                                         ===========       ===========
Basic earnings per share earnings        $      0.14       $      0.06
                                         ===========       ===========
Dilutive earnings per share              $      0.14       $      0.06
                                         ===========       ===========

See accompanying notes to the unaudited consolidated financial statements.

                         CARNEGIE FINANCIAL CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                     Accumulated
                       Additional                Unearned  Unearned    Other                    Total
               Common   Paid-in      Retained      ESOP      RSP    Comprehensive  Treasury Stockholders' Comprehensive
               Stock    Capital      Earnings     Shares    Shares  Income (loss)   Stock       Equity        Income
               -----    -------      --------     ------    ------  -------------   -----       ------        ------
Balance,
  December
  31, 1999    $23,805  $2,062,493  $1,203,806  $(161,874) $(64,750)  $(241,366)  $(129,506)  $2,692,608

Net income                             28,632                                                    28,632         $28,632
 Other
   comprehensive
   income:
   Unrealized
   gain on
   available
   for sale
   securities,
   net of
   taxes
   of $4,153                                                             8,062                    8,062           8,062
                                                                                                                 ------
Comprehensive
income                                                                                                          $36,694
                                                                                                                =======
RSP Shares
  earned                                                     4,047                                4,047
ESOP Shares
  earned                     (882)                 4,761                                          3,879
              -------  ----------  ----------  ---------  --------   ---------   ---------   ----------
Balance,
  March
  31, 2000    $23,805  $2,061,611  $1,232,438  $(157,113) $(60,703)  $(233,304)  $(129,506)  $2,737,228
              =======  ==========  ==========  =========  ========   =========   =========   ==========

Components of comprehensive
  income:  Change in net
  unrealized loss on investment
  securities held for sale                                                       $  11,781
Realized gains included in
  net income, net of taxes of $1,916                                                (3,719)
                                                                                 ---------
Total                                                                            $   8,062
                                                                                 =========

See accompanying notes to the unaudited consolidated financial statements.

                      CARNEGIE FINANCIAL CORP.
            CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                                      Three Months Ended
                                                           March 31,
                                                      2000           1999
                                                  -----------    ---------
OPERATING ACTIVITIES
Net income                                             28,632      12,291
Adjustments to reconcile net income to net
   cash provided by (used for)operating activities:
    Depreciation, amortization and
       accretion, net                                  (7,624)     (2,002)
    Provision for loan losses                          19,964      24,021
    Amortization of unearned ESOP and RSP               8,808       8,808
    Gain on sale of securities                         (5,635)     (1,167)
    Decrease (increase) in accrued
       interest receivable                             28,915     (25,336)
    Increase (decrease) in accrued interest payable   (11,382)    102,771
    Other, net                                        (56,289)   (120,441)
                                                     --------    --------
    Net cash provided by (used for)
       operating activities                             5,389      (1,055)
                                                     --------    --------
INVESTING ACTIVITIES

Investment securities available for sale:
    Purchases                                        (203,813)  (2,501,119)
    Proceeds from sales                                63,823      209,940
Mortgage-backed securities available for sale:
    Purchases                                               -     (111,463)
    Maturities and repayments                          19,251      162,045
Mortgage-backed securities held to maturity:
    Maturities and repayments                          25,422       99,503
Net increase in loans                                (271,745)  (2,488,792)
Purchases of Federal Home Loan Bank stock                   -     (197,100)
Purchases of office properties and equipment          (16,000)      (2,583)
                                                   ----------   ----------
Net cash used for investing activities               (383,062)  (4,829,569)
                                                   ----------   ----------
FINANCING ACTIVITIES
Net increase in deposits                              692,801      356,367
Proceeds from borrowed funds                                -    4,800,000
Payments of borrowed funds                           (537,500)           -
Purchase of treasury stock                                  -      (38,730)
Purchase stock for RSP                                      -      (88,078)
Net change in advances for taxes and insurance         22,008       34,969
                                                   ----------   ----------
Net cash provided by
    financing activities                              177,309    5,064,528
                                                   ----------   ----------
Increase (decrease) in cash and cash equivalents     (200,364)     233,904

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                             790,785      965,488
                                                   ----------   ----------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                   590,421    1,199,392
                                                   ----------   ----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
  Interest on deposits and borrowings             $   321,399  $   113,849
  Income taxes                                         40,500        1,200

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

Note 2 - EARNINGS PER SHARE

Earnings per share computations are based upon the weighted number of shares outstanding for the three months ended March 31, 2000. The weighted number of shares outstanding for the period was 200,861. Net income used in the earnings per share calculation was $28,632.

The Company provides dual presentation of Basic and Diluted earnings per share. Basic earnings per share utilizes net income as reported as the numerator and the actual average shares outstanding as the denominator. Diluted earnings per share includes any dilutive effects of options, warrants, and convertible securities. At March 31, 2000 and 1999 there were no dilutive effects on the computation.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The Private Securities Litigation Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes," "anticipates," "contemplates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, the ability to control costs and expenses, year 2000 issues, general economic conditions, government policies and actions of regulatory authorities. The Company undertakes no obligation to publicly release the results of any revisions to those forward looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Carnegie Financial Corporation is a savings and loan holding company headquartered in Carnegie, Pennsylvania, which provides a broad range of deposits and loan products through its wholly owned subsidiary, Carnegie Savings Bank (collectively, the "Company").

Subsequent Events

         In conjunction with a routine regulatory examination of the "Bank by the Office of Thrift Supervision (the "OTS"), the OTS requested the Bank to enter into a Supervisory Agreement (the "Agreement"). The Agreement was signed on April 14, 2000, (the "Effective Date") and will, among other things, place restrictions on the Bank's growth. Under the Agreement, the Bank may not increase its assets in an amount exceeding net interest credited on deposit liabilities (or earnings credited on share accounts) during any calendar quarter, without prior written approval of the regional director of the OTS (the "Regional Director"). Additionally, the Agreement requires the Bank or its Board of Directors to revise various policies including 1) interest rate risk management, 2) strategic planning to improve earnings, 3) loan documentation and underwriting policies, and 4) internal loan and asset classifications policies. The restrictions on the Bank's operations are immediately effective and the revision of certain of the Bank's policies must be completed within 90 days of the Effective Date, unless extended by the OTS. The Agreement will remain in place until terminated by the OTS and could adversely affect the financial conditions, liquidity, and operations of the Company.

Asset/Liability Management

         The Company's net interest income is sensitive to changes in interest rates, as the rates paid on interest-bearing liabilities generally change faster than the rates earned on interest-earning assets. As a result, net interest income will frequently decline in periods of rising interest rates and increase in periods of decreasing interest rates.

         The board of directors attempts to manage the interest rate sensitivity of the Company through its asset and liability committee which is comprised of the board of of directors. The board of directors meets quarterly with management to monitor the impact of interest rate risk and develops strategies to manage its liquidity, shorten the effective maturities of certain interest earning assets and increase the effective maturities of certain liabilities, to reduce the exposure to interest rate fluctuations. The Agreement with the OTS identifies the Bank's interest rate levels as unacceptably high and requires the Bank to develop and pursue strategies to reduce interest-rate risk. The Bank is currently working on a revised interest-rate policy. The board of directors expects to consider methods to extend the terms of the Company's borrowings and shorten the terms of the Company's assets. Although this is expected to reduce the

Bank's interest rate risk in the short term, it may also affect the Company's current income. However, in implementing these strategies the board of directors will attempt to balance the need to improve its interest rate risk against the impact such restructurings will have on profitability.

Net Portfolio Value

         The OTS computes amounts by which the net present value of cash flow from assets, liabilities and off balance sheet items ("net portfolio value" or "NPV") would change in the event of a range of assumed changes in market interest rates. The Interest Rate Sensitivity of Net Portfolio Value Report shows the degree to which balance sheet line items and net portfolio value are potentially affected by a 100 to 300 basis point (1/100th of a percentage point) upward and downward parallel shift (shock) in the Treasury yield curve.

         The following table presents the Company's NPV at March 31, 2000. The NPV was calculated by the OTS based upon information provided by the Company.


                              Percentage Change in Net Portfolio Value
                              ----------------------------------------
              Changes
             in Market                               Change in NPV
           Interest Rates        NPV Ratio(1)              Ratio(2)
           --------------        ------------         -------------
           (basis points)

              + 300                 .68%                 (857) bp
              + 200                3.60                  (565) bp
              + 100                6.55                  (269) bp
                0                  9.24                    --
             -   100              12.01                   277 bp
             -   200              13.69                   445 bp
             -   300              14.88                   563 bp

------------------
(1)    Calculated as the estimated NPV divided by present value of total assets.
(2) Calculated as the excess (deficiency) of the NPV ratio assuming the indicated change in interest rates over the estimated NPV ratio assuming no change in interest rates.

         The calculations in the above table indicate that the Company's NPV would be significantly adversely affected by increases in interest rates and favorably affected by decreases in interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, prepayments and deposit run-offs and should not be relied upon as indicative of actual results. Certain shortcomings are inherent in such computations. Although certain assets and liabilities may have similar maturity or periods of repricing they may react at different times and in different degrees to changes in the market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as adjustable rate mortgages, generally have features which restrict changes in interest rates on a short term basis and over the life of the asset. In the event of a change in interest rates, prepayments and early withdrawal levels could deviate significantly from those assumed in making calculations set forth above. Additionally, an increased credit risk may result as the ability of many borrowers to service their debt may decrease in the event of an interest rate increase.

Results of Operations

         Net income increased $16,300 to $29,000 for the three months ended March 31, 2000 from $12,000 for the same period ended 1999. This increase was primarily due to an increase in net interest income of $36,000 partially offset by a decline in noninterest income and increased income taxes.

         Net interest income before the provision for loan losses increased $36,000 to $223,000 for the current three month period ended March 31, 2000 from $187,000 for the same period in 1999. The increase in net interest income was primarily related to increases in total average loans of $7,300,000 and average investment securities of $646,000, which was offset by a 23 basis point decline in average interest rate earned on average loans receivable and a 100 basis point increase in average cost of other liabilities. The increases in average total loans receivable and investment securities were primarily funded by the average increase in other liabilities of $5,106,000. For the current three month period, average cost of funds for total interest-bearing liabilities increased 39 basis points to 4.93 % from 4.53 % for the same period in 1999.

Average Balance Sheet

         The following table sets forth certain information relating to the Company's average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated and the average yields earned and rates paid. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from daily balances. The table illustrates that the increase in the amount and cost of funds of average other liabilities, which consists of FHLB advances, has adversely affected the interest rate spread for the current three month period.


                                                                           Three Months ended March 31,
                                                  ------------------------------------------------------------------------
                                                                2000                                   1999
                                                  ----------------------------------    ----------------------------------
                                                                           (Dollars in thousands)
                                                  Average                 Average       Average                 Average
                                                  Balance     Interest    Yield/Cost    Balance     Interest    Yield/Cost
                                                  -------     --------    ----------    -------     --------    ----------
Interest-earning assets:
 Loans receivable(1).........................     $22,810       $ 431         2.56%     $15,510       $ 302        7.79%
 Mortgage-backed securities..................       1,450          23         6.34%       2,005          33        6.58%
 Investment securities.......................       3,335          66         7.92%       2,689          42        6.25%
 Other interest-earning assets(2)............       1,014          14         5.52%       2,174          27        4.97%
                                                  -------       -----                   -------        ----
  Total interest-earning assets..............      28,609         534         7.47%      22,378         404        7.22%
Non-interest-earning assets..................         986                                   271
                                                  -------                               -------
  Total assets...............................     $29,595                               $22,649
                                                  =======                               =======
Interest-bearing liabilities:
 NOW accounts................................     $ 1,452           7         1.93%      $1,463           6        1.64%
 Savings accounts............................       3,848          24         2.49%       3,705          23        2.48%
 Certificates of deposit.....................      10,700         146         5.46%       9,800         138        5.63%
 Other liabilities...........................       9,195         133         5.79%       4,089          49        4.79%
                                                  -------       -----                   -------        ----
  Total interest-bearing liabilities........       25,195         310         4.93%      19,057         216        4.53%
                                                  -------       -----         -----     -------        ----        -----
Non-interest bearing liabilities:............
 Other liabilities...........................       1,685                                   624
                                                   ------                               -------
 Total liabilities...........................      26,880                                19,681
                                                   ------                               -------
Stockholders' equity.........................       2,715                                 2,968
                                                   ------                               -------
 Total liabilities and stockholders' equity..     $29,595                               $22,649
                                                   ======                               =======
Net interest income..........................                   $ 224                                  $188
                                                                =====                                  ====
Interest rate spread(3)......................                                 2.54%                                2.69%
                                                                              ====                                 =====
Net yield on interest-earning assets(4)......                                 3.13%                                3.36%
                                                                              ====                                 =====
Ratio of average interest-earning assets to
  average interest-bearing liabilities.......                               113.55%                              117.43%
                                                                            ======                               =======

---------------------------------
(1)  Average balances include non-accrual loans.
(2)  Includes investment-bearing deposits in other financial institutions.
(3) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4) Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

Rate/Volume Table

     The following table sets forth certain information regarding changes in our interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (changes in average volume multiplied by old rate); (ii) changes in rates (changes in rate multiplied by old average volume). Increases and decreases due to both rate and volume have been allocated proportionally to the change due to volume and the change due to rate.

                                              Three Months ended March 31,
                                              ----------------------------
                                                      2000 vs. 1999
                                                   Increase (Decrease)
                                                         Due to
                                                         ------
                                              Volume      Rate        Total
                                              ------      ----        -----
                                                      (In Thousands)
Interest income:
Loans receivable.........................    $ 142      $   (13)      $ 129
Mortgage-backed securities...............      (9)           (1)        (10)
Investment securities....................       10           14          24
Other interest-earning assets............     (15)            2         (13)
                                              ----      -------       -----
  Total interest-earning assets..........     $128      $     2       $ 130
                                              ====      =======       =====
Interest expense:
 NOW accounts............................     $  -      $     1       $   1
 Savings deposits........................        1            -           1
 Certificates of deposit.................       13           (5)          8
 Other interest-bearing liabilities......       61           23          84
                                              ----      -------       -----
  Total interest-bearing liabilities.....     $ 75      $    19       $  94
                                              ====      =======       =====

Change in net interest income.......... .     $ 53      $  (17)       $  36
                                              ====      =======       =====

     The provision for loan losses for the three month period ended March 31, 2000 totaled $20,000 as compared to $24,000 for the same period in 1999. Management continually evaluates the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the various portfolio segments, past experience with losses, the impact of economic conditions on borrowers and other relevant factors which may come to the attention of management. Although the Company maintains its allowance for loan losses at a level that it considers to be adequate to provide for the inherent risk of loss in its loan portfolio, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. See "Risk Elements".

     Noninterest income, which is comprised of service charges on deposit accounts, gains on sales of securities, and other income decreased $8,000 to $27,000 for the three month period ended March 31, 2000 from $35,000 for the same period in 1999. Decreased loan originations at March 31, 2000 resulted in a decline in fee income for the current three month period.

     Income tax expense increased $16,000 to $17,000 for the three month period ended March 31, 2000 from $1,000 for the same period ended 1999. Income tax expense for the prior three month period was reduced due to the availability of the use of tax loss carryforwards which was not available for the current three month period.

Liquidity And Capital Resources

     Liquidity may be adversely affected by unexpected deposit outflows, excessive interest rates paid by competitors, adverse publicity relating to the savings and loan industry and similar matters. Management monitors projected liquidity needs and determines the level desirable based in part on the Company's commitments to make loans and management's assessment of the Company's ability to generate funds.

     Management monitors both the Company's and the Bank's total risk-based Tier I risk-based and Tier I leverage capital ratios in order to assess compliance with regulatory guidelines. At March 31, 2000, both the Company and the Bank exceeded the minimum risk-based and leverage capital ratios requirements. At March 31, 2000, the Company's and Bank's total risk-based, Tier I risk-based and Tier I leverage ratios were 20.4%, 19.5%, 19.2%, 18.4%, 9.9%, and 9.4%, respectively. The capital ratios for the Company and the Bank could be adversely affected due to the Agreement.

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

                                                     March 31,      December 31,
                                                       2000             1999
                                                   ------------     ------------
                                                       (Dollars in thousands)
Loans on nonaccrual basis                            $   83          $    50

Loans past due 90 days or more and still accruing         -                -
                                                     ------           ------
Total nonperforming loans                                83               50
                                                     ------           ------
Real estate owned                                         -                -
                                                     ------           ------
Total nonperforming assets                               83               50
                                                     ------           ------
Nonperforming loans as a percent of total loans        0.36%            0.22%
                                                     ======           ======
Nonperforming assets as a percent of total assets      0.28%            0.17%
                                                     ======           ======
Allowance for loan losses to nonperforming loans     218.46%          407.30%
                                                     ======           ======

Management monitors impaired loans on a continual basis. As of March 31, 2000, impaired loans had no material effect on the Company's financial position or results of operations.

Management believes the level of the allowance for loan losses at March 31, 2000 is sufficient; however, there can be no assurance that the current allowance for loan losses will be adequate to absorb all future loan losses. The relationship between the allowance for loan losses and outstanding loans is a function of the credit quality and known risk attributed to the loan portfolio. The on-going loan review program and credit approval process is used to determine the adequacy of the allowance for loan losses.

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

ITEM 5.  Other Information

         None

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)  The following exhibits are incorporated as part of this report

                   3(i)    Articles of Incorporation of Carnegie Financial
                           Corporation *
                   3(ii)   Bylaws of Carnegie Financial Corporation *
                   4       Specimen Stock Certificate *
                  10.1     Employment Agreement between the Bank and Shirley
                           Chiesa *
                  10.2     Supplemental Executive Retirement Plan *
                  10.3     Form of Directors Consultation and Retirement Plan
                           between the Bank and each of the directors *
                  10.4     Carnegie Financial Corporation 1999 Stock Plan **
                  10.5     Carnegie Savings Bank Restricted Stock Plan **
                  27       Financial Data Schedule (electronic filing only)
                  99       Review Report of S.R. Snodgrass, A.C.

---------------------
* Incorporated by reference to the identically numbered exhibit to the registration statement on Form SB-2 (File No. 333-24579) declared effective by the SEC on May 14, 1998.
** Incorporated by reference to the Proxy Statement for the Special Meeting on January 11, 1999 and filed with the SEC on December 10, 1999.

          (b) Reports on Form 8-K

                  On April 14, 2000, the Company filed an Item 5 Form 8-K which disclosed that the Bank entered into a Supervisory Agreement with the Office of Thrift Supervision.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          Carnegie Financial Corporation


Date:  May 15, 2000                    By:/s/Shirley C. Chiesa
                                          -----------------------------------
                                          Shirley C. Chiesa
                                          President and Chief Executive Officer


Date:  May 15, 2000                    By:/s/Joseph Pigoni
                                          --------------------------------------
                                          Joseph Pigoni
                                          Vice President and CFO