Form 10QSB
period 2000-06-30
CARNEGIE FINANCIAL CORP /PA/
filed 2000-08-11
CIK 17732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.   20552

                              FORM 10 - QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT


For the transition period from                 to
                               ---------------    ---------------

                     Commission File Number 0-23765
                     ------------------------------

                     Carnegie Financial Corporation
                     ------------------------------
          (Exact name of registrant as specified in its charter)

         Pennsylvania                                    23 -1806857
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


             17 West Mall Plaza, Carnegie, Pennsylvania,  15106
             -------------------------------------------  -----
                   (Address of principal executive offices)

                             (412) 276 - 1266
                             ----------------
            (Registrant's telephone number, including area code)


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

              Class:  Common Stock, par value $.10 per share
                Outstanding at August 10, 2000: 224,776

                      CARNEGIE FINANCIAL CORP

                               INDEX



                                                           Page
                                                          Number
                                                        ---------

PART I  - FINANCIAL INFORMATION

   Item 1. Financial Statements

           Consolidated Balance Sheet
            (Unaudited) as of June 30,
             2000 and December 31, 1999                     3

           Consolidated Statement of Income
            (Unaudited) for the Six Months
             ended June 30,  2000 and 1999                  4

             Consolidated Statement of Income
            (Unaudited) for the Three Months
             ended June 30,  2000 and 1999                  5

           Consolidated Statement of
             Changes in Stockholders' Equity
             (Unaudited) as of June 30,  2000               6

            Consolidated Statement of Cash
              Flows (Unaudited) for the Six
              Months ended June 30, 2000 and 1999           7

            Notes to Unaudited Consolidated
              Financial Statements                          8

   Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results
              of Operations                              9 - 16

PART II  -  OTHER INFORMATION

   Item 1.  Legal Proceedings                              17

   Item 2.  Changes in Securities                          17

   Item 3.  Default Upon Senior Securities                 17

   Item 4.  Submissions of Matters to a
              Vote of Security Holders                     17

   Item 5.  Other Information                              17

   Item 6.  Exhibits and Reports on Form 8 - K             18

SIGNATURES                                                 19

                         CARNEGIE FINANCIAL CORPORATION
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                          June 30,              December 31,
                                            2000                   1999
                                        ------------           ------------
             ASSETS
Cash and due from banks                 $    215,105          $    504,005
Interest - bearing overnight
   deposits with other institutions          555,388               286,780
                                        ------------          ------------
Cash and cash equivalents                    770,493               790,785

Certificates of deposit                      100,000               100,000
Investment securities available
   for sale                                1,422,565             3,323,894
Investment securities held to
   maturity (fair value of
   $0 and $144,870)                                0               145,000
Mortgage - backed securities
   available for sale                        655,640               690,164
Mortgage - backed securities
   held to maturity (fair value
   of $686,593 and $750,369)                 685,788               743,385
Loans receivable, (net of
   allowance for loan losses
   of $184,333 and $203,648)              22,507,219            22,518,456
Premises and equipment                       229,963               225,827
Federal Home Loan Bank Stock                 322,800               564,900
Accrued interest receivable                  139,241               180,797
Other assets                                 278,099               205,393
                                        ------------          ------------
          TOTAL ASSETS                  $ 27,111,808          $ 29,488,601
                                        ============          ============

     LIABILITIES AND STOCKHOLDERS EQUITY
Deposits                                $ 17,184,414          $ 16,551,544
Borrowed funds                             6,455,000             9,537,500
Advances from borrowers for taxes
   and insurance                             351,519               275,758
Accrued interest payable and
   other liabilities                         436,841               431,191
                                        ------------          ------------
          TOTAL LIABILITIES               24,427,774            26,795,993

STOCKHOLDERS' EQUITY
Preferred Stock, no par value;
    2,000,000 shares authorized;
    none issued                                    -                     -
Common Stock, $.10 par value;
    4,000,000 shares authorized
and 238,050 outstanding                       23,805                23,805
Additional paid - in capital               2,060,431             2,062,493
Retained Earnings - substantially
    restricted                             1,057,843             1,203,806
Unearned Employee Stock Ownership
    Plan shares (ESOP)                      (152,352)            (161,874)
Unearned Restricted Stock Plan shares (RSP)  (56,656)             (64,750)
Accumulated other comprehensive loss        (119,531)            (241,366)
Treasury Stock (13,274 shares, at cost)     (129,506)            (129,506)
                                        ------------          ------------
          Total stockholders' equity       2,684,034             2,692,608
                                        ------------          ------------
          Total liabilities and
             stockholder's equity       $ 27,111,808         $ 29,488,601
                                        ============          ============

See accompanying notes to the unaudited consolidated financial statements.

                         CARNEGIE FINANCIAL CORPORATION
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                               Six Months Ended
                                                    June 30,
                                         -----------       -----------
                                              2000             1999
                                         -----------       -----------
INTEREST AND DIVIDEND INCOME
   Loans receivable                      $   866,100       $   653,464
   Investment securities
       Taxable                               107,221            90,311
       Exempt from federal
         income tax                            2,781             8,752
   Interest - bearing deposits
     in other banks                            9,694            32,360
   Mortgage - backed securities               45,677            61,360
   Dividends on Federal Home
     Loan Bank Stock                          17,403             9,246
                                         -----------       -----------
        Total interest and
          dividend income                  1,048,876           855,493
                                         -----------       -----------
INTEREST EXPENSE
   Deposits                                  358,889           327,356
   Borrowings                                253,069           129,147
                                         -----------       -----------
           Total interest expense            611,958           456,503
                                         -----------       -----------
NET INTEREST INCOME                          436,918           398,990

Provision for loan losses                     52,414            38,448
                                         -----------       -----------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                 384,504           360,542
                                         -----------       -----------
NONINTEREST INCOME
   Service fees                               49,858            41,680
   Loss on sale of investment
     securities                             (283,588)          (27,739)
   Other income                                2,042            36,636
                                         -----------       -----------
           Total noninterest income         (231,688)           50,577
                                         -----------       -----------
NONINTEREST EXPENSE
   Compensation and employee benefits        168,603          170,483
   Occupancy and equipment                    22,273           21,456
   Data processing charges                    33,341           38,352
   Other expense                             155,682          139,525
                                         -----------       -----------
           Total noninterest expense         379,899          369,816

                                         -----------       -----------
Income (loss) before income
  taxes (benefit)                           (227,083)          41,303

Income taxes (benefit)                       (81,120)          12,582
                                         -----------       -----------
NET INCOME (LOSS)                        $  (145,963)      $   28,721
                                         ===========       ===========

Basic earnings (loss) per share          $     (0.72)       $     0.13

                                         ===========       ===========

Dilutive earnings (loss) per share       $     (0.72)       $     0.13
                                         ===========       ===========

See accompanying notes to the unaudited consolidated financial statements.

                         CARNEGIE FINANCIAL CORPORATION
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                               Three Months Ended
                                                    June 30,
                                         -----------       -----------
                                              2000             1999
                                         -----------       -----------
INTEREST AND DIVIDEND INCOME
   Loans receivable                      $   435,246       $   351,673
   Investment securities
       Taxable                                43,243            54,568
       Exempt from federal
         income tax                            1,123             2,853
   Interest - bearing deposits
     in other banks                            5,203             8,801
   Mortgage - backed securities               22,964            28,087
   Dividends on Federal Home
     Loan Bank Stock                           7,922             5,780
                                         -----------       -----------
        Total interest and
          dividend income                    515,701           451,762
                                         -----------       -----------
INTEREST EXPENSE
   Deposits                                  181,518           159,486
   Borrowings                                120,423            80,397
                                         -----------       -----------
           Total interest expense            301,941           239,883
                                         -----------       -----------
NET INTEREST INCOME                          213,760           211,879

Provision for loan losses                     32,450            14,427
                                         -----------       -----------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                 181,310           197,452
                                         -----------       -----------
NONINTEREST INCOME
   Service fees                               28,877            22,301
   Loss on sale of investment
     securities                             (289,223)          (28,906)
   Other income                                1,687            22,535
                                         -----------       -----------
           Total noninterest income         (258,659)           15,930
                                         -----------       -----------
NONINTEREST EXPENSE
   Compensation and employee benefits         83,332            84,686
   Occupancy and equipment                    11,073            10,751
   Data processing charges                    16,697            20,066
   Other expense                              84,264            69,533
                                         -----------       -----------
           Total noninterest expense         195,366           185,036

                                         -----------       -----------
Income (loss) before income
  taxes (benefit)                           (272,715)           28,346

Income taxes (benefit)                       (98,119)           11,916
                                         -----------       -----------
NET INCOME (LOSS)                        $  (174,596)      $    16,430
                                         ===========       ===========

Basic earnings (loss) per share          $     (0.83)      $      0.08
                                         ===========       ===========

Dilutive earnings (loss) per share       $     (0.83)      $      0.08
                                         ===========       ===========

See accompanying notes to the unaudited consolidated financial statements.

                         CARNEGIE FINANCIAL CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                  Accumulated                 Total         Compre-
                              Additional                  Unearned     Unearned     Other                     Stock-        hensive
                      Common    Paid-in      Retained       ESOP         RSP     Comprehensive   Treasury     holders       Income
                      Stock     Capital      Earnings      Shares       Shares   Income (loss)    Stock       Equity        (Loss)
                     --------  ----------   ----------   ----------   ---------- -------------- ----------  ----------    ----------
Balance,
  December 31, 1999   $23,805  $2,062,493   $1,203,806  $  (161,874) $   (64,750)  $ (241,366)  $ (129,506) $2,692,608

Net loss                                      (145,963)                                                       (145,963)   $(145,963)
Other comprehensive
income:  Unrealized
  gain on available
  for sale
  securities, net
  of taxes of
  $62,764                                                                             121,835                  121,835      121,835
                                                                                                                           --------
Comprehensive
income                                                                                                                   $  (24,127)
                                                                                                                          =========
RSP Shares earned                                                          8,094                                 8,094
ESOP Shares earned                 (2,062)                    9,522                                              7,460
                     -------    ---------    ---------    ---------   ----------    ---------    ---------   ---------

Balance,
  June 30, 2000      $23,805   $2,060,431   $1,057,843  $  (152,352) $   (56,656)  $ (119,531)  $ (129,506) $2,684,035
                     =======    =========    =========    =========   ==========    =========    =========   =========


Components of
  comprehensive
  income:
  Change in net
  unrealized
  gain on
  investment
  securities
  held for sale                                                                                  $ (65,333)
Realized losses
  included in
  net loss, net
  of taxes of
  $96,420                                                                                          187,168
                                                                                                 ----------
Total                                                                                            $ 121,835
                                                                                                 ==========

See accompanying notes to the unaudited consolidated financial statements.

                      CARNEGIE FINANCIAL CORP.
            CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                       Six Months Ended
                                                            June 30,
                                                      2000           1999
                                                  -----------    ---------
OPERATING ACTIVITIES
Net income (loss)                                 $  (145,963) $   28,721
Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
    Depreciation, amortization and
       accretion, net                                 (14,884)     48,505
    Provision for loan losses                          52,414      38,448
    Amortization of unearned ESOP and RSP              17,616      17,616
    Loss on sale of securities                        283,588      27,739
    Decrease (increase) in accrued
       interest receivable                             41,556     (63,370)
    Increase in accrued interest payable               63,000     189,678
    Other, net                                       (194,883)    (37,233)
                                                   ----------   ----------
    Net cash provided by operating activities         102,444     250,104
                                                   ----------   ----------
INVESTING ACTIVITIES

Investment securities available for sale:
    Purchases                                        (491,688)  (2,746,119)
    Proceeds from sales                             2,465,224      707,194
Mortgage-backed securities available for sale:
    Purchases                                               -     (111,463)
    Maturities and repayments                          37,203      245,491
Mortgage-backed securities held to maturity:
    Maturities and repayments                          57,640      195,299
Net increase in loans                                 (41,176)  (4,358,816)
Sales (purchases) of Federal Home Loan Bank stock     242,100     (305,700)
Purchases of office properties and equipment          (18,170)      (4,163)
                                                   ----------   ----------
Net cash provided by (used for)
    investing activities                            2,251,133   (6,378,277)
                                                   ----------   ----------
FINANCING ACTIVITIES
Net increase in deposits                              632,870      137,244
Proceeds from borrowed funds                        2,000,000    5,750,000
Payments of borrowed funds                         (5,082,500)           -
Purchase of treasury stock                                  -     (118,530)
Purchase stock for RSP                                      -      (88,079)
Net change in advances for taxes and insurance         75,761       98,641
                                                   ----------   ----------
Net cash provided by (used for)
    financing activities                           (2,373,869)   5,779,276
                                                   ----------   ----------
Decrease in cash and cash equivalents                 (20,292)    (348,897)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD      790,785    1,164,488
                                                   ----------   ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $   770,493  $   815,591
                                                   ----------   ----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
  Interest on deposits and borrowings             $   255,266  $   266,824
  Income taxes                                         65,000        4,425

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

Note 2 - EARNINGS PER SHARE

Earnings per share computations are based upon the weighted number of shares outstanding for the period. The weighted number of shares outstanding for the six-month period ended June 30, 2000 and 1999 was 202,072 and 214,497, respectively. The weighted number of shares outstanding for the three- month period ended June 30, 2000 and 1999 was 202,385 and 210,027, respectively.

The Company provides dual presentation of Basic and Diluted earnings per share. Basic earnings per share utilizes net income as reported as the numerator and the actual average shares outstanding as the denominator. Diluted earnings per share includes any dilutive effects of options, warrants, and convertible securities. At June 30, 2000 and 1999 there were no dilutive effects on the computation.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

The Private Securities Litigation Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes," "anticipates," "contemplates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, the ability to control costs and expenses, general economic conditions, government policies and actions of regulatory authorities. The
Company undertakes no obligation to publicly release the results of any revisions to those forward looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Carnegie Financial Corporation is a savings and loan holding company headquartered in Carnegie, Pennsylvania, which provides a broad range of fdeposits and loan products through its wholly owned subsidiary, Carnegie Savings Bank (collectively, the "Company").

Overview

     In conjunction with a routine regulatory examination of Carnegie Savings Bank (the "Bank") by the Office of Thrift Supervision (the "OTS"), the OTS requested the Bank to enter into a Supervisory Agreement (the "Agreement"). The Agreement was signed on April 14, 2000, (the "Effective Date") and will, among other things, place restrictions on the Bank's growth. Under the Agreement, the Bank may not increase its assets in an amount exceeding net interest credited on deposit liabilities (or earnings credited on share accounts) during any calendar quarter, without prior written approval of the regional director of the OTS (the "Regional Director"). Additionally, the Agreement requires the Bank or its Board of Directors to revise various policies including 1) interest rate risk management, 2) strategic planning to improve earnings, 3) loan documentation and underwriting policies, and 4) internal loan and asset classifications policies. The restrictions on the Bank's operations are immediately effective. On June 25, 2000, the Bank submitted to the OTS among other things, a revised business plan and on August 1, 2000 the interest rate risk policy was submitted. The Bank is currently working with the OTS to resolve such matters. The Agreement will remain in place until terminated by the OTS and could adversely affect the financial conditions, liquidity, and operations of the Company.

Asset/Liability Management

     The Company's net interest income is sensitive to changes in interest rates, as the rates paid on interest-bearing liabilities generally change faster than the rates earned on interest-earning assets. As a result, net interest income will frequently decline in periods of rising interest rates and increase in periods of decreasing interest rates.

     The board of directors attempts to manage the interest rate sensitivity of the Company through its asset and liability committee that is comprised of the board of directors. The board of directors meets quarterly with management to monitor the impact of interest rate risk and develops strategies to manage its liquidity, shorten the effective maturities of certain interest earning assets and increase the effective maturities of certain liabilities, to reduce the exposure to interest rate fluctuations. The Agreement with the OTS identifies the Bank's interest rate levels as unacceptably high and requires the Bank to develop and pursue strategies to reduce interest-rate risk. The strategies considered include methods to extend the terms of the Company's borrowings and shorten the terms of the Company's assets. Although this is expected to reduce the Bank's interest rate risk in the short term, it may also affect the Company's current income. However, in implementing these strategies the board of directors will attempt to balance the need to improve its interest rate risk against the impact such restructurings will have on profitability.

     On May 25, 2000, the Board adopted a revised interest rate risk policy and also took certain actions to implement this policy. Accordingly, the Company sold $2.7 million of its available for sale securities and incurred a pre-tax loss of approximately $272,000. With the proceeds of such securities sales and the extension of borrowings of $2 million, the Company paid down $4.3 million of its short-term borrowings. Although this strategy is expected to reduce the Bank's interest rate risk in the short term, there is no assurance that any additional restructurings in compliance with the Agreement will not further adversely affect the Company's current income. In implementing these strategies the board of directors will attempt to balance the need to improve its interest rate risk against the impact such restructurings will have on profitability.


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

     The following table presents the Company's NPV at June 30, 2000. The NPV was calculated by the OTS based upon information provided by the Company.

                    Percentage Change in Net Portfolio Value
                    ----------------------------------------
                      Changes
                     in Market                            Change in NPV
                  Interest Rates          NPV Ratio(1)       Ratio(2)
                  --------------          ------------       --------
                  (basis points)

                     + 300                    3.20%          (689) bp
                     + 200                    5.48           (461) bp
                     + 100                    7.83           (226) bp
                         0                   10.09             --
                     - 100                   11.95            185 bp
                     - 200                   12.52            243 bp
                     - 300                   12.41            232 bp

------------------
(1)  Calculated as the estimated NPV divided by present value of total assets.

(2) Calculated as the excess (deficiency) of the NPV ratio assuming the indicated change in interest rates over the estimated NPV ratio assuming no change in interest rates.

     The calculations in the above table indicate that the Company's NPV would be significantly adversely affected by increases in interest rates and favorably affected by decreases in interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, prepayments and deposit run-offs and should not be relied upon as indicative of actual results. Certain shortcomings are inherent in such computations. Although certain assets and liabilities may have similar maturity or periods of repricing they may react at different times and in different degrees to changes in the market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as adjustable rate mortgages, generally have features that restrict changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayments and early withdrawal levels could deviate significantly from those assumed in making calculations set forth above. Additionally, an increased credit risk may result as the ability of many borrowers to service their debt may decrease in the event of an interest rate increase.

Results of Operations

     For the  current six month and three month  periods,  net income  decreased
$175,000 and  $191,000,  respectively  to a net loss of $146,000  and  $175,000, respectively, from net income of $29,000 and $16,000 for the same periods ended 1999. In response to the Agreement, management and the board of directors sought to reduce the exposure to interest rate fluctuations by divesting of certain U.S. Government Agency and municipal securities totaling $2,645,000 during the past quarter. Although this resulted in a loss on the sale of such securities totaling $272,000 for the quarter, the Company was able to repay certain short-term borrowings and improved its interest rate risk position in the current term. For details of the Company's results of operations for the current six month and three month periods, see "Average Balance Sheets".

Average Balance Sheets

     The following table sets forth certain information relating to the Company's average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated and the average yields earned and rates paid. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from daily balances. The table illustrates that the increase in the amount and cost of funds of average other liabilities, which consists of FHLB advances, has adversely affected the interest rate spread for the current six months and three month periods and will continue to do so in future periods.

                                                                             Six Months ended June 30
                                                  ----------------------------------------------------------------------------------
                                                                   2000                                     1999
                                                  ---------------------------------------     --------------------------------------
                                                                             (Dollars in thousands)

                                                    Average                      Average      Average                     Average
                                                    balance      Interest      Yield/Cost     Balance      Interest      Yield/Cost
                                                    -------      --------      ----------     -------      --------      ----------
Interest-earning assets:
 Loans receivable(1)                                $22,816       $  866           7.59%      $16,817        $ 653           7.77%
 Investment securities                                2,965          110           7.42%        3,274           99           6.05%
 Mortgage-backed securities                           1,409           46           6.53%        1,937           61           6.30%
 Other interest-earning assets(2)                       963           27           5.61%        1,595           42           5.27%
                                                    -------        -----                      -------         ----
  Total interest-earning assets                      28,153        1,049           7.45%       23,623          855           7.24%
                                                                   -----                                      ----
Non-interest-earning assets                             615                                       143
                                                    -------                                   -------
  Total assets                                      $28,768                                   $23,766
                                                    =======                                   =======

Interest-bearing liabilities:
 NOW accounts                                       $ 1,439           14           1.95%       $1,414           14           1.98%
 Savings accounts                                     3,962           51           2.57%        3,678           43           2.34%
 Certificates of deposit                             10,684          294           5.50%        9,752          271           5.56%
 Other liabilities                                    8,530          253           5.93%        5,724          129           4.51%
                                                     ------        -----                       ------         ----
  Total interest-bearing liabilities                 24,615          612           4.97%       20,568          457           4.44%
                                                     ------        -----                       ------         ----
Non-interest bearing liabilities:

 Other liabilities                                    1,448                                       290
                                                     ------                                    ------
 Total liabilities                                   26,063                                    20,858
                                                     ------                                    ------

Stockholders' equity                                  2,705                                     2,908
                                                      -----                                     -----

 Total liabilities and stockholders' equity         $28,768                                   $23,766
                                                     ======                                    ======

Net interest income                                                $ 437                                      $398
                                                                    ====                                       ===

Interest rate spread(3)                                                            2.48%                                     2.80%
                                                                                   ====                                      ====

Net yield on interest-earning assets(4)                                            3.10%                                     3.37%
                                                                                   ====                                      ====

Ratio of average interest-earning assets to
average interest-bearing liabilities                                             114.37%                                   114.85%
                                                                                 ======                                    ======

---------------------------------
(1)  Average balances include non-accrual loans.
(2)  Includes investment-bearing deposits in other financial institutions.
(3)  Interest-rate spread represents the difference between the average yield on
     interest-earning   assets  and  the   average   cost  of   interest-bearing
     liabilities.
(4) Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

                                                                         Three Months ended June 30
                                                    --------------------------------------------------------------------------------
                                                                2000                                         1999
                                                    -----------------------------------    -----------------------------------------
                                                                               (Dollars in thousands)
                                                    Average                       Average       Average                   Average
                                                    balance     Interest        Yield/Cost      Balance     Interest     Yield/Cost
                                                    -------     --------        ----------      -------     --------     ----------
Interest-earning assets:
 Loans receivable(1)                                $22,823        $ 435           7.62%      $18,108        $ 352           7.78%
 Mortgage-backed securities                           1,368           23           6.73%        1,869           28           5.99%
 Investment securities                                2,595           44           6.78%        3,854           57           5.92%
 Other interest-earning assets(2)                       912           13           5.70%        1,022           15           5.87%
                                                     ------        -----                       ------         ----
  Total interest-earning assets                      27,698          515           7.44%       24,853          452           7.27%
                                                                   -----                                      ----
Non-interest-earning assets                             714                                       752
                                                     ------                                    ------
  Total assets                                      $28,412                                   $25,605
                                                    =======                                   =======

Interest-bearing liabilities:
 NOW accounts                                       $ 1,427            7           1.96%       $1,365            7           2.05%
 Savings accounts                                     4,077           26           2.55%        3,652           20           2.19%
 Certificates of deposit                             10,669          148           5.50%        9,704          133           5.44%
 Other liabilities                                    7,865          120           6.10%        6,418           80           4.99%
                                                    -------        -----                      -------         ----
  Total interest-bearing liabilities                 24,038          301           5.01%       21,139          240           4.52%
                                                    -------        -----                      -------         ----
Non-interest bearing liabilities:
 Other liabilities                                    1,658                                     1,622
                                                    -------                                   -------
 Total liabilities                                   25,696                                    22,761
                                                    -------                                   -------
Stockholders' equity                                  2,716                                     2,844
                                                    -------                                   -------
 Total liabilities and stockholders' equity         $28,412                                   $25,605
                                                    =======                                   =======

Net interest income                                                $ 214                                      $212
                                                                   =====                                      ====
Interest rate spread(3)                                                            2.43%                                     2.75%
                                                                                   ====                                      ====
Net yield on interest-earning assets(4)                                            3.09%                                     3.43%
                                                                                   ====                                      ====
Ratio of average interest-earning assets to
  average interest-bearing liabilities                                           115.23%                                   117.57%
                                                                                 ======                                    ======

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

     Rate/Volume Table

     The following tables set forth certain information regarding changes in our interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (changes in average volume multiplied by old rate); (ii) changes in rates (changes in rate multiplied by old average volume). Increases and decreases due to both rate and volume have been allocated proportionally to the change due to volume and the change due to rate.

                     For the Six-Months Ended June 30, 2000
                     --------------------------------------

                                                  Volume       Rate       Total
                                                  ------       ----       -----
                                                         (In Thousands)
Interest income:
Loans receivable                                  $ 233       $ (20)      $ 213
Mortgage-backed securities                          (10)         21          11
Investment securities                               (17)          2         (15)
Other interest-earning assets                       (17)          2         (15)
                                                  -----       -----       -----
  Total interest-earning assets                   $ 189       $   5       $ 194
                                                  =====       =====       =====


 NOW accounts                                     $  --       $  --       $  --
 Savings deposits                                     4           5           9
 Certificates of deposit                             26          (3)         23
 Other interest-bearing liabilities                  63          61         124
                                                  -----       -----       -----

  Total interest-bearing liabilities              $  93       $  63       $ 156
                                                  =====       =====       =====

Change in net interest income                     $  96       $ (58)      $  38
                                                  =====       =====       =====


                    For the Three-Months Ended June 30, 2000
                    ----------------------------------------

                                                    Volume      Rate       Total
                                                    ------      ----       -----
                                                           (In Thousands)
Interest income:
Loans receivable                                     $ 92       $ (9)      $ 83
Mortgage-backed securities                             (8)         3         (5)
Investment securities                                 (19)         6        (13)
Other interest-earning assets                          (2)       --          (2)
                                                     ----       ----       ----
  Total interest-earning assets                      $ 63       $--        $ 63
                                                     ====       ====       ====

 NOW accounts                                        $ --       $ --       $ --
 Savings deposits                                      13          3         16
 Certificates of deposit                                2          3          5
 Other interest-bearing liabilities                    18         22         40
                                                     ----       ----       ----
  Total interest-bearing liabilities                 $ 33       $ 28       $ 61
                                                     ====       ====       ====

Change in net interest income                        $ 30       $(28)      $  2
                                                     ====       ====       ====

         The provision for loan losses for the six-month and three-month periods ended June 30, 2000 totaled $52,000 and $32,000, respectively, as compared to $38,000 and $14,000, respectively for the same period ended in 1999. During the first half of 2000, the Company incurred loan charge-offs approximating $72,000. Such charge-offs primarily consisted of three installment loans related to the same borrowing relationship. Management continually evaluates the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the various portfolio segments, past experience with losses, the impact of economic conditions on borrowers and other relevant factors which may come to the attention of management. Although the Company maintains its allowance for loan losses at a level that it considers to be adequate to provide for the inherent risk of loss in its loan portfolio, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. See "Risk Elements".

         Noninterest income, which is comprised of service charges on deposit accounts, gains and losses on sales of securities, and other income decreased $282,000 and $275,000 for the six-month and three-month periods ended June 30, 2000, respectively, as compared to the same periods ended in 1999. As noted above, management's efforts to reduce interest rate exposure through the sales of certain investment securities primarily accounted for this fluctuation. However, also contributing to this decline was a decrease in loan originations for the current six month and three month periods that resulted in a decline in fee income of $35,000 and $21,000, respectively. Due to the Agreement, the Company growth is restricted.

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

         Management monitors both the Company's and the Bank's total risk-based Tier I risk-based and Tier I leverage capital ratios in order to assess compliance with regulatory guidelines. At June 30, 2000, both the Company and the Bank exceeded the minimum risk-based and leverage capital ratios requirements. At June 30, 2000, the Company's and Bank's total risk-based, Tier I risk-based and Tier I leverage ratios were 19.7%, 18.4%, 10.0%, and 19.3%, 18.1%, 9.8%, respectively. The capital ratios for the Company and the Bank could be adversely affected due to the Agreement.

Risk Elements

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

                                                       June 30,  December 31,
                                                         2000         1999
                                                      ---------  -----------
                                                     (Dollars in thousands)

Loans on nonaccrual basis                             $    26    $      50
Loans past due 90 days or more and still accruing          --           --

Total nonperforming loans                                  26           50

Real estate owned                                          --           --

Total nonperforming assets                                 26           50

Nonperforming loans as a percent of total loans          0.11%        0.22%

Nonperforming assets as a percent of total assets        0.10%        0.17%

Allowance for loan losses to nonperforming loans       708.97%      407.30%

Management monitors impaired loans on a continual basis. As of June 30, 2000, impaired loans had no material effect on the Company's financial position or results of operations.

Management believes the level of the allowance for loan losses at June 30, 2000 is sufficient; however, there can be no assurance that the current allowance for loan losses will be adequate to absorb all future loan losses. The relationship between the allowance for loan losses and outstanding loans is a function of the credit quality and known risk attributed to the loan portfolio. The on-going loan review program and credit approval process is used to determine the adequacy of the allowance for loan losses.

CARNEGIE FINANCIAL CORPORATION
PART II   OTHER INFORMATION

ITEM 1.  Legal Proceedings

         None

ITEM 2.  Changes in Securities

         None

ITEM 3.  Defaults upon Senior Securities

         None

ITEM 4.  Submission of Matters to a Vote of Security Holders

               The following represents the results of matters submitted to a vote of the sharesholders at the annual meeting held on April 27, 2000:

               Election of a Director for term to expire in 2004:
               Shirley C. Chiesa  was elected  by the following vote::

               For:                          176,543
               Votes Withheld:                13,850

               Ratification of the Carnegie Financial Corporation 1999 Stock Option Plan, by the following votes:

               For:                          108,224
               Against:                       18,250
               Votes Abstaining:               8,600

               Ratification of the Carnegie Savings Bank Restricted Stock Plan by the following votes:

               For:                          100,484
               Against:                       20,940
               Votes Abstaining:               8,600

               S.R. Snodgrass A.C.was selected as the Company's independent auditors for the fiscal year 2000 by the following vote:

               For:                          180,443
               Against:                        5,400
               Votes Abstaining:               7,550

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

     (b) Reports on Form 8-K

         On April 14, 2000, the Company filed an Item 5 Form 8-K which disclosed that the Bank entered into a Supervisory Agreement with the Office of Thrift Supervision. Additionally, on June 8, 2000, the Company filed an Item 5 Form 8-K which disclosed the effects of the implementation of the revised interest rate risk policy in accordance with the Supervisory Agreement with the Office of Thrift Supervision.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         Carnegie Financial Corporation


Date:  August 11, 2000             By:     /s/Shirley C. Chiesa
                                           -------------------------------------
                                           Shirley C. Chiesa
                                           President and Chief Executive Officer


Date:  August 11, 2000             By:     /s/Joseph Pigoni
                                           -------------------------------------
                                           Joseph Pigoni
                                           Vice President and CFO