Form 10QSB
period 2000-09-30
CARNEGIE FINANCIAL CORP /PA/
filed 2000-11-14
CIK 17732

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.   20552

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT


For the transition period from                 to
                               ---------------    ---------------


                         Commission File Number 0-23765
                         ------------------------------

                         Carnegie Financial Corporation
                         ------------------------------
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                   23 -1806857
-------------------------------              -------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)


               17 West Mall Plaza, Carnegie, Pennsylvania,  15106
               -------------------------------------------  -----
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

                 Class:  Common Stock, par value $.10 per share
                    Outstanding at October 24, 2000: 224,776

                      CARNEGIE FINANCIAL CORP

                               INDEX


                                                           Page
                                                          Number
                                                          ------

PART I  - FINANCIAL INFORMATION

   Item 1. Financial Statements

           Consolidated Balance Sheet
            (Unaudited) as of September 30,
             2000 and December 31, 1999                     3

           Consolidated Statement of Income
            (Unaudited) for the Nine Months
             ended September 30,  2000 and 1999             4

             Consolidated Statement of Income
            (Unaudited) for the Three Months
             ended September 30, 2000 and 1999              5

           Consolidated Statement of
             Changes in Stockholders' Equity
             (Unaudited) as of September 30,  2000          6

            Consolidated Statement of Cash
              Flows (Unaudited) for the Nine
              Months ended September 30, 2000 and 1999      7

            Notes to Unaudited Consolidated
              Financial Statements                          8

   Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results
              of Operations                              9 - 16

PART II  -  OTHER INFORMATION

   Item 1.  Legal Proceedings                              17

   Item 2.  Changes in Securities                          17

   Item 3.  Default Upon Senior Securities                 17

   Item 4.  Submissions of Matters to a
              Vote of Security Holders                     17

   Item 5.  Other Information                              17

   Item 6.  Exhibits and Reports on Form 8 - K             18

SIGNATURES                                                 19

                         CARNEGIE FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                                   Sept 30, 2000            December 31, 1999
                                                                   -------------            -----------------
ASSETS
Cash and Cash Equivalents
Cash and amounts due from banks                                     $    274,555             $    504,005
Interest - bearing deposits with other institutions                      379,941                  286,780
                                                                    ------------             ------------
          Total cash and cash equivalents                                654,496                  790,785

Certificates of deposit with other banks                                 100,000                  100,000
Investment securities available for sale                               1,183,832                3,323,894
Investment securities held to maturity
(fair value of $144,870)                                                      --                  145,000
Mortgage - backed securities available for sale                          634,771                  690,164
Mortgage - backed securities held to maturity
   (fair value of $653,323 and $750,369)                                 648,821                  743,385
Loans receivable, (net of allowance for loan losses
     of $190,344 and $203,648)                                        22,345,530               22,518,456
Office properties and equipment, net                                     224,143                  225,827
Federal Home Loan Bank Stock, at cost                                    302,500                  564,900
Accrued interest receivable                                              140,869                  180,797
Other assets                                                             238,325                  205,393
                                                                    ------------             ------------
          Total assets                                              $ 26,473,287             $ 29,488,601
                                                                    ============             ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                            $ 17,026,948             $ 16,551,544
Borrowed funds                                                         6,050,000                9,537,500
Advances from borrowers for taxes and insurance                          121,115                  275,758
Accrued interest payable                                                 288,265                  150,202
Other liabilities                                                        248,413                  280,989
                                                                    ------------             ------------
          Total liabilities                                           23,734,741               26,795,993

STOCKHOLDERS' EQUITY
Preferred Stock, no par value; 2,000,000 shares authorized;
     none outstanding                                                         --                       --
Common Stock, $.10 par value; 4,000,000 shares authorized
     and 238,050 outstanding                                              23,805                   23,805
Treasury Stock, at cost (13,274 shares)                                 (129,506)                (129,506)
Additional paid - in capital                                           2,058,962                2,062,493
Retained Earnings - substantially restricted                           1,081,562                1,203,806
Unearned Restricted Stock Plan (RSP)                                     (52,609)                 (64,750)
Unearned Employee Stock Ownership Plan shares (ESOP)                    (147,591)                (161,874)
Accumulated other comprehensive income (loss)                            (96,077)                (241,366)
                                                                    ------------             ------------
          Total stockholders' equity                                   2,738,546                2,692,608
                                                                    ------------             ------------
          Total liabilities and stockholders' equity                $ 26,473,287              $29,488,601
                                                                    ============             ============


See accompanying notes to the unaudited consolidated financial statements.

                         CARNEGIE FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)

                                                                        Three Months Ended
                                                                           September 30,
                                                                      2000                1999
                                                                      ----                ----
INTEREST AND DIVIDEND INCOME
     Loans                                                          $426,890            $389,207
     Investment securities
          Taxable                                                     23,828              64,416
          Exempt from federal income tax                                  --               1,663
     Interest - bearing deposits with other institutions               5,178               3,246
     Mortgage - backed securities                                     22,909              24,429
     Dividends on Federal Home Loan Bank Stock                         5,466               7,943
                                                                    --------            --------
          Total interest and dividend income                         484,271             490,904
                                                                    --------            --------

INTEREST EXPENSE
     Deposits                                                        191,791             152,912
     Short-term borrowings                                            96,046             107,627
                                                                    --------            --------
                    Total interest expense                           287,837             260,539
                                                                    --------            --------

NET INTEREST INCOME                                                  196,434             230,365

Provision for loan losses                                              5,000                  --
                                                                    --------            --------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                  191,434             230,365
                                                                    --------            --------
NONINTEREST INCOME
     Service charges on deposit accounts                              26,622              20,833
     Gain (loss) on sale of investment securities                     16,625                  --
     Other income                                                      4,353               7,228
                                                                    --------            --------
          Total noninterest income                                    47,600              28,061
                                                                    --------            --------
NONINTEREST EXPENSE
     Compensation and employee benefits                               80,961              84,204
     Occupancy and equipment                                          11,530              10,322
     Data processing charges                                          17,204              19,828
     Other expenses                                                   95,883              65,511
                                                                    --------            --------
          Total noninterest expense                                  205,578             179,865
                                                                    --------            --------

Income  before income taxes                                           33,456              78,561

Income tax expense                                                     9,737              28,584
                                                                    --------            --------

NET INCOME                                                          $ 23,719            $ 49,977
                                                                    ========            ========
Basic earnings per share:                                           $  (0.86)           $   0.24
                                                                    ========            ========
Diluted earnings per share:                                         $  (0.86)           $   0.24
                                                                    ========            ========


See accompanying notes to the unaudited consolidated financial statements.

                         CARNEGIE FINANCIAL CORPORATION
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)


                                                                             Nine Months Ended
                                                                                September 30,
                                                                        2000                   1999
                                                                    ------------            ------------
INTEREST AND DIVIDEND INCOME
     Loans                                                          $ 1,292,990             $ 1,042,671
     Investment securities
          Taxable                                                       131,050                 154,727
          Exempt from federal income tax                                  2,781                  10,415
     Interest - bearing deposits with other institutions                 14,872                  35,606
     Mortgage - backed securities                                        68,586                  85,788
     Dividends on Federal Home Loan Bank Stock                           22,869                  17,190
                                                                    ------------            ------------
          Total interest and dividend income                          1,533,148               1,346,397
                                                                    ------------            ------------
INTEREST EXPENSE
     Deposits                                                           550,680                 480,268
     Short-term borrowings                                              349,115                 236,774
                                                                    ------------            ------------
          Total interest expense                                        899,795                 717,042
                                                                    ------------            ------------
NET INTEREST INCOME                                                     633,353                 629,355

Provision for loan losses                                                57,414                  38,448
                                                                    ------------            ------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                     575,939                 590,907

NONINTEREST INCOME
     Service charges on deposit accounts                                 76,480                  62,513
     Gain (loss) on sale of investment securities                      (266,963)                (27,739)
     Other income                                                         6,394                  43,864
                                                                    ------------            ------------
          Total noninterest income                                     (184,089)                 78,638
                                                                    ------------            ------------

NONINTEREST EXPENSE
     Compensation and employee benefits                                 249,564                 254,687
     Occupancy and equipment                                             33,803                  31,778
     Data processing charges                                             50,545                  58,180
     Other expenses                                                     251,565                 205,036
                                                                    ------------            ------------
          Total noninterest expense                                     585,477                 549,681
                                                                    ------------            ------------
Income  before income taxes                                            (193,627)                119,864

Income tax expense                                                      (71,383)                 41,166
                                                                    ------------            ------------

NET INCOME (LOSS)                                                   $  (122,244)            $    78,698
                                                                    ===========             ===========

Basic earnings per share:                                           $     (0.60)            $      0.37
                                                                    ===========             ===========

Diluted earnings per share:                                         $     (0.60)            $      0.37
                                                                    ===========             ===========


See accompanying notes to the unaudited consolidated financial statements.

                         CARNEGIE FINANCIAL CORPORATION
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                                          Accumulated
                                            Additional               Unearned   Unearned     Other         Total
                      Common     Treasury    Paid-in     Retained      ESOP       RSP     Comprehensive Stockholders' Comprehensive
                       Stock      Stock      Capital     Earnings     Shares     Shares   Income (Loss)    Equity         Income
                       -----      -----      -------     --------     ------     ------   -------------    ------         ------

Balance,
  December 31, 1999   $ 23,805  $(129,506)   $2,062,493   $1,203,806 $(161,874)   $(64,750)   $(241,366)  $2,692,608

Net loss                                                    (122,244)                                       (122,244)   $(122,244)
Other
  comprehensive
  income:
    Unrealized
    gain on
    available
    for sale
    securities,
    net of
    taxes
    of $49,398                                                                                  145,289      145,289      145,289
                                                                                                                        ---------
Comprehensive
  income                                                                                                                $  23,045
                                                                                                                        =========
Release of earned
  ESOP shares                                    (3,531)                14,283                                10,752
Release of earned
  RSP shares                                                                        12,141                    12,141
                      ---------   ----------  ----------  ----------  ---------    --------   ----------   ---------
Balance,
  Sept 30, 2000       $  23,805   $ (129,506) $2,058,962  $1,081,562  $(147,591)  $ (52,609)    (96,077)  $2,738,546
                      =========   ==========  ==========  ==========  =========   =========   ==========  ==========

Components of
  comprehensive
  income:
Change in net
  unrealized gain
  on investment
  securities held
  for sale                                                                                    $ (30,907)
Realized losses
  included in net
  income, net of tax
  benefit of $90,767                                                                            176,196
                                                                                              ---------
        Total                                                                                 $ 145,289
                                                                                              =========

See accompanying notes to the unaudited consolidated financial statements.

                            CARNEGIE FINANCIAL CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                             Nine Months Ended
                                                                                September 30,
                                                                        2000                     1999
OPERATING ACTIVITIES
Net income (loss)                                                     (122,244)                 78,698
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation, amortization and accretion, net                     (22,135)                 10,461
     Provision for loan losses                                          57,414                  38,448
     Loss on sale of securities                                        266,963                  27,739
     Decrease (increase) in accrued interest receivable                 39,928                 (39,430)
     Increase in accrued interest payable                              138,063                 269,559
     Amortization of ESOP unearned compensation                         14,283                      --
     Amortization of RSP unearned compensation                          12,141                      --
     Increase in prepaid income taxes                                   20,847                      --
     Other, net                                                       (164,776)                 24,357
                                                                   -----------             -----------
     Net cash provided by operating activities                         240,484                 409,832
                                                                   -----------             -----------

INVESTING ACTIVITIES
Investment securities available for sale:
        Purchases                                                     (491,688)             (2,746,119)
        Proceeds from sales                                          2,627,770                 792,344
        Maturities and repayments                                      141,882                      --

Mortgage-backed securities available for sale:
        Purchases                                                           --                (111,463)
        Maturities and repayments                                       59,586                 294,317

Mortgage-backed securities held to maturity:
        Maturities and repayments                                       94,475                 285,797
Net increase in loans                                                  115,447              (6,797,958)
Purchases of Federal Home Loan Bank stock                              262,400                (412,000)
Purchases of office properties and equipment                           (19,906)                 (4,420)
                                                                   -----------             -----------
Net cash provided by (used for)investing activities                  2,789,966              (8,699,502)
                                                                   -----------             -----------
FINANCING ACTIVITIES
Net increase (decrease) in deposits                                    475,404                  28,659
Proceeds from short-term borrowings                                         --               3,750,000
Proceeds from long-term borrowings                                          --               4,075,000
Payments of borrowings                                              (3,487,500)                      0
Purchase of treasury stock                                                  --                (118,530)
Purchase of stock for RSP                                                   --                 (88,079)
Net change in advances for taxes and insurance                        (154,643)                (46,992)
                                                                   -----------             -----------
Net cash provided by (used for) financing activities                (3,166,739)              7,600,058
                                                                   -----------             -----------
Decrease in cash and cash equivalents                                 (136,289)               (689,612)

CASH AND CASH EQUIVALENTS
    AT BEGINNING OF YEAR                                               790,785               1,064,488
                                                                   -----------             -----------

CASH AND CASH EQUIVALENTS
    AT END OF YEAR                                                     654,496                 374,876
                                                                   -----------             -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid during the period for:
          Interest on deposits and borrowings                      $   318,333             $   447,483
          Income taxes                                                  65,500                   5,000

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

Note 2 - EARNINGS PER SHARE

Earnings per share computations are based upon the weighted number of shares outstanding for the period. The weighted number of shares outstanding for the nine-month period ended September 30, 2000 and 1999 was 202,551 and 213,521, respectively. The weighted number of shares outstanding for the three- month period ended September 30, 2000 and 1999 was 202,860 and 208,364, respectively.

The Company provides dual presentation of Basic and Diluted earnings per share. Basic earnings per share utilizes net income as reported as the numerator and the actual average shares outstanding as the denominator. Diluted earnings per share includes any dilutive effects of options, warrants, and convertible securities. At September 30, 2000 and 1999 there were no dilutive effects on the computation.

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


Overview

     In conjunction with a routine regulatory examination of Carnegie Savings Bank (the "Bank") by the Office of Thrift Supervision (the "OTS"), the OTS requested the Bank to enter into a Supervisory Agreement (the "Agreement"). The Agreement was signed on April 14, 2000, (the "Effective Date") and will, among other things, place restrictions on the Bank's growth. Under the Agreement, the Bank may not increase its assets in an amount exceeding net interest credited on deposit liabilities (or earnings credited on share accounts) during any calendar quarter, without prior written approval of the regional director of the OTS (the "Regional Director"). Additionally, the Agreement requires the Bank or its Board of Directors to revise various policies including 1) interest rate risk management, 2) strategic planning to improve earnings, 3) loan documentation and underwriting policies, and 4) internal loan and asset classifications policies. The restrictions on the Bank's operations are immediately effective. On June 28, 2000, the Bank submitted to the OTS among other things, a revised business plan and on August 1, 2000 the interest rate risk policy was submitted. The Bank is currently working with the OTS to resolve such matters. The Agreement will remain in place until terminated by the OTS and could adversely affect the financial conditions, liquidity, and operations of the Company.

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

     On May 25, 2000, the Board adopted a revised interest rate risk policy and also took certain actions to implement this policy. Accordingly, the Company sold $2.7 million of its available for sale securities and incurred a pre-tax loss of approximately $272,000. With the proceeds of such securities sales and the extension of borrowings of $2 million, the Company paid down $4.3 million of its short-term borrowings. In addition, the bank sold $288,000 of U.S. Government Agency equity securities resulting in gains of $17,000 to provide further liquidity and to partially offset the negative trend in earnings. Although this strategy is expected to reduce the Bank's interest rate risk in the short term, there is no assurance that any additional restructurings in compliance with the Agreement will not further adversely affect the Company's current income. In implementing these strategies the board of directors will attempt to balance the need to improve its interest rate risk against the impact such restructurings will have on profitability.

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

     The following table presents the Company's NPV at September 30, 2000. The NPV was calculated by the OTS based upon information provided by the Company.

                                   Percentage Change in Net Portfolio Value
                                   ----------------------------------------
                    Changes
                   in Market                              Change in NPV
                 Interest Rates          NPV Ratio(1)        Ratio(2)
                 --------------          ------------        --------
                 (basis points)

                     + 300                    3.48%          (721) bp
                     + 200                    5.91           (478) bp
                     + 100                    8.35           (233) bp
                         0                   10.89             --
                     - 100                   12.56            187  bp
                     - 200                   13.13            245  bp
                     - 300                   13.02            233  bp

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

Results of Operations

     For the current nine month and three month periods, net income decreased $201,000 and $27,000, respectively to a net loss of $122,000 and net income of $24,000, respectively, from net income of $79,000 and $50,000 for the same periods ended 1999. In response to the Agreement, management and the board of directors sought to reduce the exposure to interest rate fluctuations by divesting of certain U.S. Government Agency and municipal securities totaling $2,645,000 during the second quarter. Although this resulted in a loss on the sale of such securities totaling $272,000 for the quarter, the Company was able to repay certain short-term borrowings and improved its interest rate risk position in the current term. Net income rebounded during the current quarter with the sale of $288,000 of U.S. Government Agency equity securities resulting in gains of $17,000. For details of the Company's results of operations for the current nine month and three month periods, see "Average Balance Sheets".

Average Balance Sheets

     The following table sets forth certain information relating to the Company's average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated and the average yields earned and rates paid. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from daily balances. The table illustrates that the increase in the amount and cost of funds of average other short-term liabilities, which consists of FHLB advances, has adversely affected the interest rate spread for the current nine months and three month periods and will continue to do so in future periods.

                         CARNEGIE FINANCIAL CORPORATION
                  AVERAGE BALANCE SHEETS AND INTEREST ANALYSIS
                     NINE MONTHS ENDED 9/30/00 AND 9/30/99


The following tables set forth certain information relating to our average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated and the average yields earned and rates paid. Such yields are derived by dividing income or expenses by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from daily average balances.


                                                                             Nine Months Ended September 30,
                                                   -----------------------------------------------------------------------------
                                                                   2000                                   1999
                                                   --------------------------------------    -----------------------------------
                                                   Average                       Average     Average                   Average
                                                   Balance       Interest      Yield/Cost    Balance     Interest     Yield/Cost
                                                   -------       --------      ----------    -------     --------     ----------
Interest-earning assets:
  Loans receivable (1)                             $22,562        $ 1,293          7.64%     $17,848     $1,043        7.79%
  Investment securities                              2,310            134          7.72%       3,046        165        7.23%
  Mortgage - backed securities                       1,378             69          6.64%       1,858         86        6.16%
  Other interest-earning assets (2)                    972             38          5.18%       1,410         53        4.99%
                                                   -------        -------         ------     -------     ------       ------
Total interest - earning assets                     27,221          1,533          7.51%      24,162      1,346        7.43%
                                                                  -------                                ------       =====
Non-interest - earning assets                          973                                       658
                                                   -------                                   -------
Total assets                                       $28,194                                   $24,820
                                                   =======                                   =======
Interest - bearing liabilities:
  Interest - bearing demand deposits                 1,467             22          2.01%       1,492         22        1.97%
  Certificates of Deposit                           10,646            443          5.55%       9,561        391        5.45%
  Savings deposits                                   4,047             85          2.81%       3,681         67        2.43%
  Short-term borrowings                              7,672            349          6.07%       6,215        237        5.08%
                                                   -------        -------         ------     -------     ------       ------
Total interest - bearing liabilities               $23,831        $   900          5.03%     $20,949     $  717        4.56%
                                                   -------        -------                    -------     ------       =====
Noninterest - bearing liabilities                    1,650                                       995
                                                   -------                                   -------
Total Liabilities                                   25,481                                    21,944
                                                   =======                                   =======
Retained Earnings                                    2,713                                     2,876
                                                   -------                                   -------
Total liabilities and
   retained earnings                                28,194                                    24,820
                                                   =======                                   =======
Net interest income                                               $   633                                $  629
                                                                  =======                                ======
Interest rate spread(3)                                                            2.48%                               2.87%
Net yield on interest - earning
  assets(4)                                                                        3.10%                               3.47%
Ratio of average interest - earning
  assets to average interest - bearing
  liabilities earning assets (4)                                                 114.23%                             115.34%

---------------------------
(1) Average balances include non-accrual loans.

(2) Includes interest - bearing deposits in other financial institutions and FHLB stock.

(3) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(4) Net yield on interest - earning assets represents net interest income as a percentage of average interest - earning assets.

                         CARNEGIE FINANCIAL CORPORATION
                  AVERAGE BALANCE SHEETS AND INTEREST ANALYSIS
                     THREE MONTHS ENDED 9/30/00 and 9/30/99

                                                                            Three Months Ended September 30,
                                                   -----------------------------------------------------------------------------
                                                                   2000                                   1999
                                                   --------------------------------------    -----------------------------------
                                                   Average                       Average     Average                   Average
                                                   Balance       Interest      Yield/Cost    Balance     Interest     Yield/Cost
                                                   -------       --------      ----------    -------     --------     ----------
Interest-earning assets:
  Loans receivable (1)                             $22,423        $   427           7.62%    $20,189       $389         7.71%
  Investment securities                              1,173             24           8.12%      3,280         66         8.06%
  Mortgage - backed securities                       1,316             23           6.97%      1,704         24         5.73%
  Other interest-earning assets (2)                    871             11           4.89%        852         11         5.25%
                                                   -------        -------         ------     -------       ----       ------
Total interest - earning assets                     25,783            484           7.51%     26,025        491         7.55%
                                                                  -------                                  ----
Non-interest - earning assets                        1,009                                       965
                                                   -------                                   -------
Total assets                                       $26,793                                   $26,990
                                                   =======                                   =======
Interest - bearing liabilities:
  Interest - bearing demand deposits                 1,522              8           2.10%      1,646          8         1.94%
  Certificates of Deposit                           10,570            150           5.68%      9,186        122         5.31%
  Savings deposits                                   4,213             34           3.23%      3,687         23         2.50%
  Short-term borrowings                              5,974             96           6.43%      8,095        108         5.34%
                                                   -------        -------         ------     -------       ----       ------
Total interest - bearing liabilities               $22,279        $   288           5.17%    $22,613       $261         4.62%
                                                   -------        -------                    -------       ----
Noninterest - bearing liabilities                    1,803                                     1,593
                                                   -------                                   -------
Total Liabilities                                   24,081                                    24,206
                                                   =======                                   =======
Retained Earnings                                    2,711                                     2,784
                                                   -------                                   -------
Total liabilities and
   retained earnings                                26,793                                    26,990
                                                   =======                                   =======
Net interest income                                               $  196                                   $230
                                                                  ======                                   ====
Interest rate spread(3)                                                            2.34%                                2.93%
Net yield on interest - earning
  assets(4)                                                                        3.04%                                3.53%
Ratio of average interest - earning
  assets to average interest -
  bearing liabilities                                                            115.73%                              115.09%

----------------------

(1) Average balances include non-accrual loans

(2) Includes interest - bearing deposits in other financial institutions and FHLB stock.

(3) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(4) Net yield on interest - earning assets represents net interest income as a percentage of average interest - earning assets.

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


                                         For the Nine-Months Ended September 30, 2000
                                         --------------------------------------------
                                                  Volume       Rate       Total
                                                  ------       ----       -----
                                                         (In Thousands)
Interest income:
Loans receivable                                  $ 275       $ (25)      $ 251
Mortgage-backed securities                          (40)          8         (32)
Investment securities                               (23)          5         (17)
Other interest-earning assets                       (17)          2         (15)
                                                  -----       -----       -----
  Total interest-earning assets                   $ 197       $ (10)      $ 187
                                                  =====       =====       =====


 NOW accounts                                     $  --       $   1       $   1
 Savings deposits                                     7          11          18
 Certificates of deposit                             44           8          52
 Other interest-bearing liabilities                  56          56         112
                                                  -----       -----       -----

  Total interest-bearing liabilities              $ 107       $  76       $ 183
                                                  =====       =====       =====

Change in net interest income                     $  90       $ (86)      $   4
                                                  =====       =====       =====


                                         For the Three-Months Ended September 30, 2000
                                         ---------------------------------------------
                                                    Volume      Rate       Total
                                                    ------      ----       -----
                                                           (In Thousands)
Interest income:
Loans receivable                                     $ 44       $ (6)     $ 38
Mortgage-backed securities                            (42)        --       (42)
Investment securities                                  (6)         4        (2)
Other interest-earning assets                          --         (1)       (1)
                                                     ----       ----      ----
  Total interest-earning assets                      $ (4)      $ (3)     $ (7)
                                                     ====       ====      ====

 NOW accounts                                        $ (1)      $  1      $ --
 Savings deposits                                      19         10        29
 Certificates of deposit                                3          8        11
 Other interest-bearing liabilities                   (28)        16       (12)
                                                     ----       ----      ----
  Total interest-bearing liabilities                 $ (7)      $ 35      $ 28
                                                     ====       ====      ====

Change in net interest income                        $  3       $(38)     $(35)
                                                     ====       ====      ====

     The provision for loan losses for the nine-month and three-month periods ended September 30, 2000 totaled $57,000 and $5,000, respectively, as compared to $38,000 and $0, respectively for the same period ended in 1999. During the first half of 2000, the Company incurred loan charge-offs approximating $72,000. Such charge-offs primarily consisted of three installment loans related to the same borrowing relationship. Management continually evaluates the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the various portfolio segments, past experience with losses, the impact of economic conditions on borrowers and other relevant factors which may come to the attention of management. Although the Company maintains its allowance for loan losses at a level that it considers to be adequate to provide for the inherent risk of loss in its loan portfolio, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. See "Risk Elements".

     Noninterest income, which is comprised of service charges on deposit accounts, gains and losses on sales of securities, and other income decreased $263,000 for the nine-month and increased $20,000 for the three-month period ended September 30, 2000 as compared to the same periods ended in 1999. As noted above, management's efforts to reduce interest rate exposure through the sales of certain investment securities primarily accounted for this fluctuation. However, also contributing to this decline was a decrease in loan originations for the current nine month and three month periods that resulted in a decline in fee income of $8,000 and $3,000, respectively. Due to the Agreement, the Company growth is restricted.

     Noninterest expense, which is comprised of compensation and employee benefits, occupancy and equipment, data processing, and other expenses increased $36,000 for the nine-months ended September 30, 2000 and increased $26,000 for the three-months ended September 30, 2000 as compared to the same periods ended in 1999. To comply with certain aspects of the Agreement, management engaged outside parties to provide professional and legal services contributing to the increased noninterest expenses.


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

         Management monitors both the Company's and the Bank's total risk-based Tier I risk-based and Tier I leverage capital ratios in order to assess compliance with regulatory guidelines. At September 30, 2000, both the Company and the Bank exceeded the minimum risk-based and leverage capital ratios requirements. At September 30, 2000, the Company's and Bank's total risk-based, Tier I risk-based and Tier I leverage ratios were 20.73%, 19.48%, 10.55%, and 20.22%,18.97%, 10.21%, respectively. The capital ratios for the Company and the Bank could be adversely affected due to the Agreement.

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

                                                    September 30,  December 31,
                                                         2000          1999
                                                      ---------    -----------
                                                        (Dollars in thousands)

Loans on nonaccrual basis                             $    25      $    50

Loans past due 90 days or more and still accruing          --           --
                                                      -------      -------
Total nonperforming loans                                  25           50
                                                      -------      -------
Real estate owned                                          --           --
                                                      -------      -------
Total nonperforming assets                                 25           50
                                                      -------      -------
Nonperforming loans as a percent of total loans          0.11%        0.22%
                                                      =======      =======
Nonperforming assets as a percent of total assets        0.09%        0.17%
                                                      =======      =======
Allowance for loan losses to nonperforming loans       761.38%      407.30%
                                                      =======      =======


Management monitors impaired loans on a continual basis. As of September 30, 2000, impaired loans had no material effect on the Company's financial position or results of operations.

Management believes the level of the allowance for loan losses at September 30, 2000 is sufficient; however, there can be no assurance that the current allowance for loan losses will be adequate to absorb all future loan losses. The relationship between the allowance for loan losses and outstanding loans is a function of the credit quality and known risk attributed to the loan portfolio. The on-going loan review program and credit approval process is used to determine the adequacy of the allowance for loan losses.

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

ITEM 5.  Other Information

         None

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)  The following exhibits are incorporated as part of this report

              3(i)   Articles of Incorporation of Carnegie Financial
                     Corporation*

              3(ii)  Bylaws of Carnegie Financial Corporation*

              4      Specimen Stock Certificate*

              10.1   Employment Agreement between the Bank and Shirley Chiesa*

              10.2   Supplemental Executive Retirement Plan*

              10.3   Form of Directors Consultation and Retirement Plan between the Bank and each of the directors*

              10.4   Carnegie Financial Corporation 1999 Stock Plan**

              10.5   Carnegie Savings Bank Restricted Stock Plan**

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



                                    Carnegie Financial Corporation


Date: November 10, 2000             By: /s/Shirley C. Chiesa
                                       -------------------------------------
                                       Shirley C. Chiesa
                                       President and Chief Executive Officer


Date: November 10, 2000             By: /s/Joseph Pigoni
                                       -------------------------------------
                                       Joseph Pigoni
                                       Vice President and CFO