Form 10QSB/A
period 2000-09-30
CARNEGIE FINANCIAL CORP /PA/
filed 2000-11-27
CIK 17732

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.   20552

                                  FORM 10-QSB/A


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

                         CARNEGIE FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)

                                                                        Three Months Ended
                                                                           September 30,
                                                                      2000                1999
                                                                      ----                ----
INTEREST AND DIVIDEND INCOME
     Loans                                                          $426,890            $389,207
     Investment securities
          Taxable                                                     23,828              64,416
          Exempt from federal income tax                                  --               1,663
     Interest - bearing deposits with other institutions               5,178               3,246
     Mortgage - backed securities                                     22,909              24,429
     Dividends on Federal Home Loan Bank Stock                         5,466               7,943
                                                                    --------            --------
          Total interest and dividend income                         484,271             490,904
                                                                    --------            --------

INTEREST EXPENSE
     Deposits                                                        191,791             152,912
     Short-term borrowings                                            96,046             107,627
                                                                    --------            --------
                    Total interest expense                           287,837             260,539
                                                                    --------            --------

NET INTEREST INCOME                                                  196,434             230,365

Provision for loan losses                                              5,000                  --
                                                                    --------            --------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                  191,434             230,365
                                                                    --------            --------
NONINTEREST INCOME
     Service charges on deposit accounts                              26,622              20,833
     Gain (loss) on sale of investment securities                     16,625                  --
     Other income                                                      4,353               7,228
                                                                    --------            --------
          Total noninterest income                                    47,600              28,061
                                                                    --------            --------
NONINTEREST EXPENSE
     Compensation and employee benefits                               80,961              84,204
     Occupancy and equipment                                          11,530              10,322
     Data processing charges                                          17,204              19,828
     Other expenses                                                   95,883              65,511
                                                                    --------            --------
          Total noninterest expense                                  205,578             179,865
                                                                    --------            --------

Income  before income taxes                                           33,456              78,561

Income tax expense                                                     9,737              28,584
                                                                    --------            --------

NET INCOME                                                          $ 23,719            $ 49,977
                                                                    ========            ========
Basic earnings per share:                                           $    .12            $   0.24
                                                                    ========            ========
Diluted earnings per share:                                         $    .12            $   0.24
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



                                    Carnegie Financial Corporation


Date: November 27, 2000             By: /s/Shirley C. Chiesa
                                       -------------------------------------
                                       Shirley C. Chiesa
                                       President and Chief Executive Officer


Date: November 27, 2000             By: /s/Joseph Pigoni
                                       -------------------------------------
                                       Joseph Pigoni
                                       Vice President and CFO