Form 10KSB40
period 2000-12-31
CARNEGIE FINANCIAL CORP /PA/
filed 2001-03-28
CIK 17732

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2000
                                           -----------------
                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from
     to                   .                                   ------------------
        ------------------

Commission File Number: 0-24579
                        -------

                         Carnegie Financial Corporation
          -------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                Pennsylvania                                     25-1806857
-------------------------------------------------             -----------------
(State or Other Jurisdiction of Incorporation or              (I.R.S. Employer
Organization)                                                Identification No.)

17 West Mall Plaza, Carnegie, Pennsylvania                           15106
------------------------------------------                        -----------
(Address of Principal Executive Offices)                          (Zip Code)

Issuer's Telephone Number, Including Area Code:                 (412) 276-1266
                                                                --------------

Securities registered pursuant to Section 12(b) of the Exchange Act:    None
                                                                       ------

Securities registered pursuant to Section 12(g) of the Exchange Act:

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
YES  X     NO    .
    ---       ---

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Registrant's revenues for the year ended December 31, 2000 were $2,127,000.

         The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based on the average bid and asked price of the Registrant's Common Stock on March 1, 2001 was approximately $1.2 million.

         As of March 1, 2001, the Registrant has 224,776 shares of the Common Stock outstanding.

         Transition Small Business Disclosure Format (check one): YES     NO  X
                                                                      ---    ---
                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year ended December 31, 2000. (Part II)
2. Portions of the Proxy Statement for the Annual Meeting of Stockholders for the Fiscal Year ended December 31, 2000. (Part III)

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

Item 1.  Description of Business
--------------------------------

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

         In conjunction with a routine regulatory examination of the Bank by the Office of Thrift Supervision (the "OTS"), the OTS requested the Bank to enter into a Supervisory Agreement (the "Agreement"). The Agreement was signed on April 14, 2000, the "Effective Date") and among other things, place restrictions on the Bank's growth. Under the Agreement, the Bank may not increase its assets in an amount exceeding net interest credited on deposit liabilities (or earnings credited on share accounts) during any calendar quarter, without prior written approval of the regional director of the OTS. Additionally, the Agreement required the Bank or its Board of Directors to revise various policies including
1) interest rate risk management, 2) strategic planning to improve earnings, 3) loan documentation and underwriting policies, and 4) internal loan and asset classifications policies. The Agreement will remain in place until terminated by the OTS and could adversely affect the financial conditions, liquidity and operations of the Company.

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

Competition

         Competition for deposits comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, finance companies, and multi-state regional banks in the Registrant's market areas. Competition for funds also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition varies depending upon market conditions and comes from commercial banks, thrift institutions, credit unions and mortgage bankers.

Lending Activities

         Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the Registrant's loan portfolio by type of loan on the dates indicated:

                                                                At December 31,
                                              -------------------------------------------------------
                                                       2000                          1999
                                              -----------------------     ---------------------------
                                               Amount         Percent        Amount         Percent
                                               ------         -------        ------         -------
                                                             (Dollars in thousands)
Type of Loans:
-------------
Real Estate Loans:
  One- to four-family (1)  ................   $19,112           84.61%       $17,811           78.39%
  Construction ............................        35             .15          1,573            6.92
  Commercial...............................     1,250            5.53          1,070            4.71
  Home equity and second mortgage loans....       733            3.25            775            3.41
                                              -------         -------        -------         -------
      Total real estate....................    21,130           93.54         21,229           93.43
                                              -------          ------         ------         -------
Commercial.................................       736            3.26            565            2.49
                                              -------         -------        -------         -------
Consumer Loans:
  Automobile loans.........................       384            1.70            514            2.26
  Unsecured loans..........................       165             .73            270            1.19
  Share loans..............................       173             .77            144             .63
                                              -------         -------        -------         -------
     Total consumer........................       722            3.20            928            4.08
                                              -------         -------        -------         -------
         Total ............................   $22,588          100.00%       $22,722          100.00%
                                              =======         ======          ======         ======

--------------------
(1) For fiscal 2000 and 1999, includes multi-family loans of $11,000 and $126,000, respectively.


Loan Maturity Tables

         The following sets forth the maturity of the Registrant's loan portfolio at December 31, 2000. The table does not include prepayments or scheduled principal repayments. All loans are shown as maturing based on contractual maturities.

                                                        Due after
                                            Due within  1 through  Due after
                                              1 year     5 years    5 years     Total
                                              ------     -------    -------     -----
                                                         (In thousands)
One- to four-family real estate............  $    23    $   295     $18,794    $19,112
  Construction.............................       35         --          --         35
  Commercial...............................       --         --       1,250      1,250
  Home equity and second mortgage loans....       23        250         460        733
Commercial.................................       --         --         736        736
Consumer...................................       75        509         138        722
                                             -------     ------     -------    -------
Total......................................  $   156    $ 1,054     $21,378    $22,588
                                              ======     ======      ======     ======

         The following table sets forth as of December 31, 2000, the dollar amount of all loans due after December 31, 2001, based upon fixed rates of interest or floating or adjustable interest rates.

                                                                   Floating or
                                               Fixed Rates       Adjustable Rates      Total
                                               -----------       ----------------      -----
                                                              (In thousands)
One-to-four family real estate............       $ 18,896            $    193       $ 19,089
Commercial real estate....................             --               1,250          1,250
Home equity and second mortgage loans.....            301                 409            710
Commercial................................             --                 736            736
Consumer..................................            647                  --            647
                                                 --------            --------       --------
         Total............................       $ 19,844            $  2,588       $ 22,432
                                                  =======            ========       ========

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

         Construction financing is generally considered to involve a higher degree of risk of loss than long- term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction and development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the Registrant may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, the Registrant may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment.

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

         Loan Commitments. Written commitments are given to prospective borrowers on all approved real estate loans. Generally, the commitment requires acceptance within 45 days of the date of issuance. At December 31, 2000, commitments to cover originations of mortgage loans totaled $68,000. The Registrant believes that virtually all of its commitments will be funded.

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

         Loans are reviewed and are placed on a non-accrual status when the loan becomes more than 90 days delinquent or when, in the Registrant's opinion, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is charged against interest income. Subsequent interest payments, if any, are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan.

         Nonperforming Assets. The following table sets forth information regarding nonaccrual loans and real estate owned, as of the dates indicated. As of the dates indicated, the Registrant had no loans categorized as troubled debt restructurings within the meaning of SFAS 15 and no impaired loans within the meaning of SFAS 114, as amended by SFAS 118. At December 31, 2000, interest income that would have been recorded on loans accounted for on a nonaccrual basis under the original terms of such loans was not material.


                                                            At December 31,
                                                       -------------------------
                                                           2000        1999
                                                           ----        ----
                                                       (Dollars in thousands)
Loans accounted for on a non-accrual basis:
Real estate loans:
  One-to-four family.................................    $    51      $    9
  Home equity and second mortgage loans..............         --          --
  Commercial.........................................         --          --
  Construction.......................................         --          --
Commercial...........................................         22          --
Consumer.............................................         --          41
                                                         -------      ------
Total non-accrual loans..............................         73          50
                                                         -------      ------
Accruing loans which are contractually past due
90 days or more:                                              --          --
                                                         -------      ------
Total non-performing loans...........................         73          50
                                                         -------       -----
Real estate owned....................................         --          --
                                                         -------      ------
Other non-performing assets..........................         --          --
                                                         -------      ------
Total non-performing assets..........................    $    73      $   50
                                                         =======      ======
Total non-performing loans to total loans............        .32%        .22%
                                                         =======      ======
Total non-performing loans to total assets...........        .27%        .17%
                                                         =======      ======
Total non-performing assets to total assets..........        .27%        .17%
                                                         =======      ======

         Classified Assets. The OTS regulations provide for a classification system for problem assets of savings banks which covers all problem assets. Under this classification system, problem assets of savings banks such as the Bank are classified as "substandard," "doubtful," or "loss." An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. Substandard assets include those characterized by the "distinct possibility" that the savings bank will sustain "some loss" if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as loss are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets may be designated "special mention" because of potential weaknesses that do not currently warrant classification in one of the aforementioned categories.

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


                                     At December 31, 2000
                                     --------------------
                                    (Dollars in thousands)
Special Mention..............               $    --
Substandard..................                   162
Doubtful assets..............                    --
Loss assets..................                    --
                                            -------
                                            $   162
                                            =======

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

         The Registrant monitors its allowance for loan losses and makes additions to the allowance as economic conditions dictate. Although the Registrant maintains its allowance for loan losses at a level that it considers adequate for the inherent risk of loss in its loan portfolio, future losses could exceed estimated amounts and additional provisions for loan losses could be required. In addition, the Registrant's determination of the amount of the allowance for loan losses is subject to review by the OTS, as part of its examination process. After a review of the information available, the OTS might require the establishment of an additional allowance. Any increase in the loan loss allowance required by the OTS could have a negative impact on the Registrant's earnings.

         The following table sets forth information with respect to the Registrant's allowance for loan losses at the dates and for the periods indicated:


                                                         For the Years Ended
                                                            December 31,
                                                       2000             1999
                                                  --------------- ----------
                                                       (Dollars in thousands)

Total loans outstanding.........................   $ 22,588       $22,722
                                                    =======       =======
Average loans outstanding.......................     22,648        19,068
                                                    =======       =======

Allowance balance (at beginning of period)......   $    204           139
Provision.......................................         70            66
Charge-offs - Consumer loans....................        (91)           (1)
Recoveries - Consumer loans.....................         20            --
                                                   --------       -------
Allowance balance (at end of period)............   $    203       $   204
                                                   ========       =======

Allowance for loan losses as a percent of
total loans outstanding.........................       1.21 %         .90 %
                                                       ====         =====
Net loans charged off as percent of average
loans outstanding...............................       (.40)%        (.01)%
                                                       ====         ======


Return on Equity and Assets Ratio

                                                At Or For The Years
                                                 Ended December 31,
                                                 ------------------
                                                 2000          1999
                                                ------        -----
Equity to Asset Ratio..................          10.43%         9.14%
Return on Average Equity...............          (4.15)         4.86
Return on Average Assets...............           (.39)          .42
Dividend Payout Ratio..................             --         20.76

Analysis of the Allowance for Loan Losses

         The following table sets forth the allocation of the allowance for loan losses for each category of loan. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict the Registrant's use of the allowance to absorb losses in other loan categories.

                                               At December 31,
                          ------------------------------------------------------
                                   2000                          1999
                          -----------------------------  -----------------------
                                        Percent of                   Percent of
                                       Loans in Each               Loans in Each
                                        Category to                 Category to
                           Amount       Total Loans         Amount   Total Loans
                          ----------- -----------------  --------- -------------
                                             (Dollars in thousands)
Type of Loans:
-------------
Real Estate Loans:
  One- to four-family.....   $172         84.61%              $110    78.39%
  Construction............     --           .15                 16     6.93
  Commercial..............     11          5.53                  5     4.71
  Home equity.............      7          3.25                  8     3.41
Commercial................      7          3.26                 20     2.48
Consumer..................      6          3.20                 45     4.08
                             ----        ------               ----   ------
Total.....................   $203        100.00%              $204   100.00%
                             ====        ======               ====   ======

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

         Current regulatory and accounting guidelines regarding investment securities (including mortgage backed securities) require the Registrant to
categorize  securities  (including  mortgage-backed   securities)  as  "held  to
maturity," "available for sale" or "trading." As of December 31, 2000, Registrant had investment securities and mortgage-backed securities classified as "held to maturity" and "available for sale" in the amount of $614,000 and $1,858,000, respectively and had no securities classified as "trading."
Securities classified as "available for sale" are reported for financial reporting purposes at the fair market value with net changes in the market value from period to period included as a separate component of stockholders' equity, net of income taxes. At December 31, 2000, the Registrant's securities available for sale had an amortized cost of $1,947,000 and market value of $1,858,000. Changes in the market value of securities available for sale do not affect the Company's income. In addition, changes in the market value of securities available for sale do not affect the Bank's regulatory capital requirements or its loan-to- one borrower limit.

         At December 31, 2000, the Registrant's investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. federal agency or federally sponsored agency obligations, (iii) local municipal obligations, (iv) mortgage-backed securities, (v) banker's acceptances, (vi) certificates of deposit, and (vii) investment grade corporate bonds, and commercial paper. The board of directors may authorize additional investments.

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

         Mortgage-backed securities typically are issued with stated principal amounts. The securities are backed by pools of mortgages that have loans with interest rates that are within a set range and have varying maturities. The underlying pool of mortgages can be composed of either fixed rate or adjustable rate mortgage loans. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. The interest rate risk characteristics of the underlying pool of mortgages (i.e., fixed rate or adjustable rate) and the prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. Mortgage-backed securities issued by FHLMC, GNMA, and FNMA make up a majority of the pass- through certificates market.

     Securities Portfolio. The following table sets forth the carrying value of the Registrant's investment securities at the dates indicated.


                                                              At December 31,
                                                          ----------------------
                                                            2000        1999
                                                           ------      ------
                                                          (Dollars in thousands)

Securities held to maturity:
  Obligations of state and political subdivisions......    $   --      $  145
  Mortgage-backed securities...........................       614         743
                                                           ------      ------
       Total securities held to maturity...............       614         888
                                                           ------      ------
Securities available for sale:
   U.S. government agency securities...................     1,249       3,324
   Mortgage-backed securities..........................       609         690
                                                           ------      ------
       Total securities available for sale.............     1,858       4,014
                                                           ------      ------
       Total...........................................    $2,472      $4,902
                                                           ======      ======

         The following table sets forth information regarding the scheduled maturities, carrying values, approximate fair values, and weighted average yields for the Registrant's investment and mortgage-backed securities portfolio at December 31, 2000 by contractual maturity. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                                                                 As of December 31, 2000
                   -----------------------------------------------------------------------------------------------------------
                                          More than          More than          More than      Total Investment Securities and
                     One Year or Less  One to Five Years  Five to Ten Years     Ten Years        Mortgage-Backed Securities
                   ------------------- ------------------ ----------------- -----------------    -----------------------------
                    Carrying   Average  Carrying  Average Carrying  Average Carrying  Average    Carrying    Average    Market
                      Value     Yield     Value    Yield    Value    Yield    Value    Yield      Value       Yield     Value
                   ---------  -------- --------- -------- -------- -------- -------- --------    ---------   -------   -------
                                     (Dollars in thousands)
U.S. government
  agencies
  securities.......  $    --       --%    $   --     --%  $    --      --%   $1,249    6.98%       $1,249      6.98%    $1,249
Mortgage-backed
  securities.......       --       --         16    8.86       67    6.15     1,139    7.05         1,223      7.02      1,228
                     -------               -----          -------             -----                ------               ------
   Total...........  $    --       --%    $   16   8.86%  $    67    6.15%   $2,388    7.01%       $2,472      7.00%    $2,477
                     =======  =======      =====   ====   =======  ======     =====  ======        ======      ====     ======


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

         Deposits. Consumer and commercial deposits are attracted principally from within the Registrant's primary market area through the offering of a selection of deposit instruments including passbook savings accounts, money market accounts, and term certificate accounts. IRA accounts and NOW accounts are also offered. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate. At December 31, 2000, the Registrant had no brokered deposits.

         The  following   table   indicates  the  amount  of  the   Registrant's
certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2000.


                                                    Certificates
              Maturity Period                        of Deposits
              ---------------                       ------------
                                                   (In thousands)
              Within three months                      $  234
              Three through six months                    104
              Six through twelve months                   627
              Over twelve months                          207
                                                       ------
                                                       $1,172
                                                       ======

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

Employees

         At December 31, 2000 the Registrant had 7 full-time employees. None of the Registrant's employees are represented by a collective bargaining group. The Registrant believes that its relationship with its employees is good.

Regulation

         Set forth below is a brief description of certain laws which relate to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Regulation of the Company

         General. The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries, should such subsidiaries be formed, which authority also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association. This regulation and oversight is intended primarily for the protection of the depositors of the Bank and not for the benefit of stockholders of the Company.

         As a unitary savings and loan holding company, the Company generally is not subject to any restrictions on its business activities. While the Gramm-Leach-Bliley Act (the "GLB Act"), enacted in November 1999, terminated the "unitary thrift holding company" exemption from activity restrictions on a prospective basis, the Company enjoys grandfathered status under this provision of the GLB Act because it acquired the Bank prior to May 4, 1999. As a result, the Company's freedom from activity restrictions as a unitary savings and loan holding company were not affected by the GLB Act. However, if the Company were to acquire control of an additional savings association, its business activities would be subject to restriction under the Home Owners' Loan Act. Furthermore, if the Company were in the future to sell control of the Bank to any other company, such company would not succeed to the Company's grandfathered status under the GLB Act and would be subject to the same activity restrictions. The continuation of the Company's exemption from restrictions on business activities as a unitary savings and loan holding company is also subject to the Company's continued compliance with the Qualified Thrift Lender ("QTL") test. See "- Regulation of the Bank - Qualified Thrift Lender Test."

Regulation of the Bank

         General. Set forth below is a brief description of certain laws that relate to the regulation of the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations. As a federally chartered, BIF-insured savings association, the Bank is subject to extensive regulation by the OTS and the FDIC. Lending activities and other investments must comply with various federal statutory and regulatory requirements. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board.

         The OTS, regularly examines the Bank and prepares reports for the consideration of the Bank's Board of Directors on any deficiencies that are found in the Bank's operations. The Bank's relationship with its depositors and borrowers is also regulated to a great extent by federal and state law, especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage documents.

         The Bank must file reports with the OTS concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other savings institutions. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the BIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

         Insurance of Deposit Accounts. The deposit accounts held by the Bank are insured by the BIF to a maximum of $100,000 for each insured member (as defined by law and regulation). Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator.

         The Bank is required to pay insurance premiums based on a percentage of its insured deposits to the FDIC for insurance of its deposits by the BIF. The FDIC has set the deposit insurance assessment rates for BIF-member institutions for the first six months of 2001 at 0% to .027% of insured deposits on an annualized basis, with the assessment rate for most savings institutions set at 0%. In addition, all FDIC-insured institutions are required to pay assessments to the FDIC at an annual rate of approximately .0212% of insured deposits to fund interest payments on bonds issued by the Financing Corporation ("FICO"). These assessments will continue until the FICO bonds mature in 2017.

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) core capital equal to at least 3% of total adjusted assets for savings institutions that receive the highest supervisory rating for safety and soundness and 4% of total adjusted assets for all other thrifts, and (3) risk-based capital equal to 8% of total risk-weighted assets. At December 31, 2000, the Bank was in compliance with its regulatory capital requirements.

         For purposes of the OTS capital regulations, tangible capital is defined as core capital less all intangible assets, less certain mortgage servicing rights and less certain investments. Core, or Tier 1, capital is defined as common stockholders' equity, noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits of mutual savings associations and qualifying supervisory goodwill, less nonqualifying intangible assets, certain mortgage servicing rights and certain investments.

         The risk-based capital standard for savings institutions requires the maintenance of total risk-based capital of 8% of risk-weighted assets. Risk-based capital equals the sum of core and supplementary capital. The components of supplementary capital include, among other items, cumulative perpetual preferred stock, perpetual subordinated debt, mandatory convertible subordinated debt, intermediate-term preferred stock, the portion of the allowance for loan losses not designated for specific loan losses, and up to 45% of unrealized gains on equity securities. The portion of the allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, supplementary capital is limited to 100% of core capital. A savings association must calculate its risk-weighted assets by multiplying each asset and off-balance sheet item by various risk factors as determined by the OTS, which range from 0% for cash to 100% for delinquent loans, property acquired through foreclosure, commercial loans, and other assets.

         In addition to the above regulatory capital requirements, the OTS's prompt corrective action regulation classifies savings associations by capital levels and provides that the OTS will take various corrective actions, including imposing significant operational restrictions, against any thrift that fails to meet the regulation's capital standards. Under this regulation, a "well capitalized" savings association is one that has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a leverage capital ratio of 5%, and is not subject to any capital order or directive. A thrift is deemed "adequately capitalized" category if it has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4%, and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," depending on their capital levels. A thrift that falls within any of the three undercapitalized categories is subject to severe regulatory sanctions under the prompt corrective action regulation. At December 31, 2000, the Bank was classified as "well capitalized."

         Dividend and Other Capital Distribution Limitations. The OTS imposes various restrictions or requirements on the ability of savings institutions to make capital distributions, including cash dividends.

         A savings association, such as the Bank, that is a subsidiary of a savings and loan holding company, must file an application or a notice with the OTS at least 30 days before making a capital distribution. Savings associations are not required to file an application for permission to make a capital distribution and need only file a notice if the following conditions are met:
(1) they are eligible for expedited treatment under OTS regulations, (2) they would remain adequately capitalized after the distribution, (3) the annual amount of capital distribution does not exceed net income for that year to date added to retained net income for the two preceding years, and (4) the capital distribution would not violate any agreements between the OTS and the savings association or any OTS regulations. Any other situation would require an application to the OTS.

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

         Qualified Thrift Lender Test. Federal savings institutions must meet one of two Qualified Thrift Lender ("QTL") tests. To qualify as a QTL, a savings institution must either (i) be deemed a "domestic building and loan association" under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory QTL test set forth in the Home Owner's Loan Act by maintaining at least 65% of its "portfolio assets" in certain"Qualified Thrift Investments"
(defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans, and 50% of certain community development loans). For purposes of the statutory QTL test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business, and liquid assets equal to 10% of total assets. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. A failure to qualify as a QTL would result in a number of sanctions, including certain operating restrictions. At December 31, 2000, the Bank was in compliance with its QTL requirement, with 92.66% of its assets invested in Qualified Thrift Investments.

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

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of the Bank's advances from the FHLB. At December 31, 2000, the Bank was in compliance with this requirement.

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At December 31, 2000, the Bank was in compliance with these Federal Reserve Board requirements.

         Loans to One Borrower. The maximum amount of loans which the Registrant may make to any one borrower may not exceed the greater of $500,000 or 15% of the Registrant's unimpaired capital and unimpaired surplus. The Registrant may lend an additional 10% of its unimpaired capital and unimpaired surplus if the loan is fully secured by readily marketable collateral. At December 31, 2000, the Registrant's maximum loan-to-one borrower limit was $730,000.

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

Item 3. Legal Proceedings
-------------------------

         There are various claims and lawsuits in which the Registrant is periodically involved, such as claims to enforce liens, condemnation proceedings on properties in which the Registrant holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the Registrant's business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

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
------------------------------------------------------------------

         The information contained under the section captioned "Stock Market Information" of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 2000 (the "Annual Report") is incorporated herein by reference.

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance
--------------------------------------------------------------------------------
        with Section 16(a) of the Exchange Act.
        ---------------------------------------

         The information required under this item is incorporated herein by reference to the Proxy Statement for the 2001 Annual Meeting (the "Proxy Statement") contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance," "Proposal I - Election of Directors," and "- Biographical Information."

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

               1. The consolidated balance sheets of Carnegie Financial Corporation as of December 31, 2000 and 1999 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the two years ended December 31, 2000, together with the related notes and the independent auditors' report of S.R. Snodgrass, A.C. independent certified public accountants for the year ended December 31, 2000.

               2.   Schedules omitted as they are not applicable.

               3. The following exhibits are included in this Report or incorporated herein by reference:

                           (a)      List of Exhibits:

                                     3(i)   Articles of Incorporation of Carnegie Financial Corporation *
                                     3(ii)  Bylaws of Carnegie Financial Corporation *
                                     4      Specimen Stock Certificate *
                                    10.1    Employment Agreement between the Bank and Shirley Chiesa *
                                    10.2    Supplemental Executive Retirement Plan *
                                    10.3    Form of Directors Consultation and Retirement Plan between the
                                            Bank and each of the directors  *
                                    10.4    Carnegie Financial Corporation 2000 Stock Plan **
                                    10.5    Carnegie Savings Bank Restricted Stock Plan **
                                    13      Portions of the 2000 Annual Report to Stockholders
                                    21      Subsidiaries of the Registrant (See "Item 1-Business")
                                    23      Consent of S.R. Snodgrass, A.C.

         (b)      Not applicable.
---------------------
* Incorporated by reference to the identically numbered exhibit to the registration statement on Form SB-2 (File No. 333-24579) declared effective by the SEC on May 14, 1998.
** Incorporated by reference to the Proxy Statement for the Special Meeting on January 11, 1999 and filed with the SEC on December 10, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 28, 2001.

                              CARNEGIE FINANCIAL CORPORATION



                              By:  /s/Shirley Chiesa
                                   ---------------------------------------------
                                   Shirley Chiesa
                                   President, C.E.O. and Chairman of the Board
                                   (Duly Authorized Representative)


         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 28, 2001.


/s/Shirley Chiesa                                     /s/JoAnn V. Narduzzi
--------------------------------------                --------------------------
Shirley Chiesa                                        JoAnn V. Narduzzi
President, C.E.O. and                                 Director
Chairman of the Board
(Principal Executive Officer)


/s/Joseph R. Pigoni                                   /s/Morry Miller
--------------------------------------                --------------------------
Joseph R. Pigoni                                      Morry Miller
Executive Vice President                              Director
and Chief Financial Officer
(Principal Financial Officer)


/s/Lois A. Wholey                                     /s/Charles Rupprecht
--------------------------------------                --------------------------
Lois A. Wholey                                        Charles Rupprecht
Director and Secretary                                Director