Form 10QSB
period 2001-03-31
CARNEGIE FINANCIAL CORP /PA/
filed 2001-05-15
CIK 17732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.   20552

                              FORM 10 - QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT


For the transition period from                 to
                               ---------------    ---------------

                     Commission File Number 0-23765
                     ------------------------------

                     Carnegie Financial Corporation
          (Exact name of registrant as specified in its charter)

Pennsylvania                                                23-1806857
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


             17 West Mall Plaza, Carnegie, Pennsylvania,  15106
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

              Class:  Common Stock, par value $.10 per share
                Outstanding at May 11, 2001: 224,776

                      CARNEGIE FINANCIAL CORP

                               INDEX



                                                                          Page
                                                                         Number
                                                                       ---------

PART I  - FINANCIAL INFORMATION

   Item 1. Financial Statements

           Consolidated Balance Sheet
            (Unaudited) as of March 31,
             2001 and December 31, 2000                                     3

           Consolidated Statement of Income
            (Unaudited) for the Three Months
             ended March 31, 2001 and 2000                                  4

           Consolidated Statement of
             Changes in Stockholders' Equity
             (Unaudited) as of March 31, 2001                               5

            Consolidated Statement of Cash
              Flows (Unaudited) for the Three
              Months ended March 31, 2001 and 2000                          6

            Notes to Unaudited Consolidated
              Financial Statements                                          7

   Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results
              of Operations                                              8 - 14

PART II  -  OTHER INFORMATION

   Item 1.  Legal Proceedings                                              15

   Item 2.  Changes in Securities                                          15

   Item 3.  Default Upon Senior Securities                                 15

   Item 4.  Submissions of Matters to a
              Vote of Security Holders                                     15

   Item 5.  Other Information                                              15

   Item 6.  Exhibits and Reports on Form 8 - K                             15

SIGNATURES                                                                 16

                         CARNEGIE FINANCIAL CORPORATION
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                          March 31,              December 31,
                                            2001                   2000
                                        ------------           ------------
             ASSETS
Cash and due from banks                 $    225,940          $    237,958
Interest - bearing overnight
   deposits with other institutions          570,972               564,330
                                        ------------          ------------
Cash and cash equivalents                    796,912               802,288

Certificates of deposit                      100,000               100,000
Investment securities available
   for sale                                1,145,000             1,249,382
Mortgage - backed securities
   available for sale                        577,321               609,050
Mortgage - backed securities
   held to maturity (fair value
   of $586,916 and $618,846)                 577,883               613,823
Loans receivable, (net of
   allowance for loan losses
   of $201,981 and $202,533)              22,417,410            22,385,789
Premises and equipment                       209,648               216,901
Federal Home Loan Bank Stock                 267,500               287,500
Accrued interest receivable                  139,918               135,412
Other assets                                 236,390               337,634
                                        ------------          ------------
          TOTAL ASSETS                  $ 26,467,982          $ 26,737,779
                                        ============          ============

     LIABILITIES AND STOCKHOLDERS EQUITY
Deposits                                $ 17,911,889          $ 17,498,223
Borrowed funds                             5,000,000             5,750,000
Advances from borrowers for taxes
   and insurance                             269,489               265,073
Accrued interest payable and
   other liabilities                         455,239               434,267
                                        ------------          ------------
          TOTAL LIABILITIES               23,636,617            23,947,563

STOCKHOLDERS' EQUITY
Preferred Stock, no par value;
    2,000,000 shares authorized;
    none issued                                    -                     -
Common Stock, $.10 par value;
    4,000,000 shares authorized
and 238,050 outstanding                       23,805                23,805
Additional paid - in capital               2,055,818             2,057,534
Retained Earnings - substantially
    restricted                             1,083,643             1,095,409
Unearned Employee Stock Ownership
    Plan shares (ESOP)                      (136,165)            (140,926)
Unearned Restricted Stock Plan shares (RSP)  (54,292)             (57,640)
Accumulated other comprehensive loss         (11,938)             (58,460)
Treasury Stock (13,274 shares, at cost)     (129,506)            (129,506)
                                        ------------          ------------
          Total stockholders' equity       2,831,365             2,790,216
                                        ------------          ------------
          Total liabilities and
             stockholder's equity       $ 26,467,982          $ 26,737,779
                                        ============          ============

See accompanying notes to the unaudited consolidated financial statements.

                     CARNEGIE FINANCIAL CORPORATION
              CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                              Three Months Ended
                                                   March 31,
                                         -----------       -----------
                                              2001             2000
                                         -----------       -----------
INTEREST AND DIVIDEND INCOME
   Loans receivable                      $   426,846       $   430,854
   Investment securities
       Taxable                                21,818            63,978
       Exempt from federal
         income tax                               --             1,658
   Interest - bearing deposits
     in other banks                            5,793             4,491
   Mortgage - backed securities               21,143            22,713
   Dividends on Federal Home
     Loan Bank Stock                           4,487             9,481
                                         -----------       -----------
        Total interest and
          dividend income                    480,087           533,175
                                         -----------       -----------
INTEREST EXPENSE
   Deposits                                  196,088           177,371
   Borrowings                                 77,429           132,646
                                         -----------       -----------
           Total interest expense            273,517           310,017
                                         -----------       -----------
NET INTEREST INCOME                          206,570           223,158

Provision for loan losses                      5,523            19,964
                                         -----------       -----------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                 201,047           203,194
                                         -----------       -----------
NONINTEREST INCOME
   Service fees                               22,438            20,981
   Gain on sale of investment
     securities                               10,452             5,635
   Other income                                1,649               355
                                         -----------       -----------
           Total noninterest income           34,539            26,971
                                         -----------       -----------
NONINTEREST EXPENSE
   Compensation and employee benefits         83,448            85,271
   Occupancy and equipment                    12,110            11,200
   Data processing charges                    20,221            16,644
   Other expense                              65,238            71,419
                                         -----------       -----------
           Total noninterest expense         181,017           184,534

                                         -----------       -----------
Income before income taxes                    54,569            45,631

Income taxes                                  20,855            16,999
                                         -----------       -----------
NET INCOME                               $    33,714       $    28,632
                                         ===========       ===========

Basic earnings per share earnings        $      0.16       $      0.14

                                         ===========       ===========

Dilutive earnings per share              $      0.16       $      0.14
                                         ===========       ===========

See accompanying notes to the unaudited consolidated financial statements.

                                                   CARNEGIE FINANCIAL CORPORATION
                                        CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                        Accumulated
                                    Additional                 Unearned      Unearned      Other                  Total      Compre-
                           Common    Paid-in     Retained        ESOP          RSP     Comprehensive Treasury  Stockholders' hensive
                           Stock     Capital     Earnings       Shares        Shares       Loss       Stock       Equity     Income
                           -----     -------     --------       ------        ------       ----       -----       ------     ------
Balance,
  December 31, 2000    $   23,805   $2,057,534  $1,095,409   $ (140,926)  $  (57,640) $ (58,460)  $(129,506)   $2,790,216

Net income                                          33,714                                                         33,714    $33,714
Other comprehensive
income:  Unrealized
gain on available
for sale
  securities, net of
    reclassification
  adjustment, net of
    taxes of $23,966                                                                     46,522                    46,522     46,522
                                                                                                                             -------
Comprehensive income                                                                                                         $80,236
                                                                                                                             =======
RSP Shares earned                                                             3,348                                 3,348
ESOP Shares earned                     (1,716)                   4,761                                              3,045
Cash dividends
  ($.20 per share)                                (45,480)                                                        (45,480)
                       ----------  ----------  ----------   ----------   ----------   ---------   ---------   -----------

Balance,
  March 31, 2001       $   23,805  $2,055,818  $1,083,643   $ (136,165)  $  (54,292)  $ (11,938)  $(129,506)  $ 2,831,365
                       ==========  ==========  ==========   ==========   ==========   =========   =========   ===========


Components of comprehensive
  income:  Change in net
  unrealized gain on investment
  securities available for sale                                                                                   $53,420
Realized gains included in
  net income, net of taxes of $3,554                                                                               (6,898)
                                                                                                                  -------
Total                                                                                                             $46,522
                                                                                                                  =======


See accompanying notes to the unaudited consolidated financial statements.

                            CARNEGIE FINANCIAL CORP.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                      Three Months Ended
                                                           March 31,
                                                      2001           2000
                                                  -----------    ---------
OPERATING ACTIVITIES
Net income                                             33,714      28,632
Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation, amortization and
       accretion, net                                  (6,882)     (7,624)
    Provision for loan losses                           5,523      19,964
    Amortization of unearned ESOP and RSP               6,393       8,808
    Gain on sale of securities                        (10,452)     (5,635)
    Decrease in accrued interest receivable            (4,506)     28,915
    Increase (decrease) in accrued interest payable    75,909     (11,382)
    Other, net                                         22,340     (56,289)
                                                     --------    --------
    Net cash provided by operating activities         122,039       5,389
                                                     --------    --------
INVESTING ACTIVITIES
Investment securities available for sale:
    Purchases                                        (100,000)    (203,813)
    Proceeds from sales                               288,300       63,823
Mortgage-backed securities available for sale:
    Maturities and repayments                          42,887       19,251
Mortgage-backed securities held to maturity:
    Maturities and repayments                          35,940       25,422
Net increase in loans                                 (37,144)    (271,745)
Sale of Federal Home Loan Bank stock                   20,000            -
Purchases of office properties and equipment                -      (16,000)
                                                   ----------   ----------
Net cash provided by (used for)
    investing activities                              249,983     (383,062)
                                                   ----------   ----------
FINANCING ACTIVITIES
Net increase in deposits                              413,666      692,801
Payments of borrowed funds                           (750,000)    (537,500)
Net change in advances for taxes and insurance          4,416       22,008
Cash dividends paid                                   (45,480)           -
                                                   ----------   ----------
Net cash provided by (used for)
    financing activities                             (377,398)     177,309
                                                   ----------   ----------
Decrease in cash and cash equivalents                  (5,376)    (200,364)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                             802,288      790,785
                                                   ----------   ----------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                   796,912      590,421
                                                   ==========   ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
  Interest on deposits and borrowings             $   197,608  $   321,399
  Income taxes                                              -       40,500

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

All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year or any other future interim period.

Note 2 - EARNINGS PER SHARE

Earnings per share computations are based upon the weighted number of shares outstanding for the period. The weighted number of shares outstanding for the three-month period ended March 31, 2001 and 2000 was 205,407 and 200,861, respectively.

The Company provides dual presentation of Basic and Diluted earnings per share. Basic earnings per share utilizes net income as reported as the numerator and the actual average shares outstanding as the denominator. Diluted earnings per share includes any dilutive effects of options, warrants, and convertible securities. At March 31, 2001 and 2000 there were no dilutive effects on the Computation.

NOTE 3 - COMPREHENSIVE INCOME

The components of comprehensive income consist exclusively of unrealized gains and losses on available for sale securities. For the three months ended March 31, 2001, this activity is shown under the heading Comprehensive Income as presented in the Consolidated Statement of Changes in Stockholders' Equity. For the three months ended March 31, 2000, comprehensive income totaled $36,694.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The Private Securities Litigation Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes," "anticipates," "contemplates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, the ability to control costs and expenses, general economic conditions, government policies and actions of regulatory authorities. Carnegie Financial Corporation ("the Company") undertakes no obligation to publicly release the results of any revisions to those forward looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

References to the Company refer collectively to the Company and Carnegie Savings Bank (the "Bank"), unless the context indicates otherwise.

Overview

         The Bank continues to be under a Supervisory Agreement (the "Agreement") with the Office of Thrift Supervision ("OTS"). The Agreement, among other things, places restrictions on the Bank's growth. Due to the Agreement, total assets remained relatively unchanged at March 31, 2001 from December 31, 2000. The Agreement will remain in place until terminated by the OTS and could adversely affect the financial conditions, liquidity, and operations of the Company. The Agreement was entered into with the OTS on April 14, 2000.

Asset/Liability Management

         The Company's net interest income is sensitive to changes in interest rates, as the rates paid on interest-bearing liabilities generally change faster than the rates earned on interest-earning assets. As a result, net interest income will frequently decline in periods of rising interest rates and increase in periods of decreasing interest rates.

         The board of directors attempts to manage the interest rate sensitivity of the Company through its asset and liability committee that is comprised of the board of directors. The board of directors meets quarterly with management to monitor the impact of interest rate risk and develops strategies to manage its liquidity, and reduce the exposure to interest rate fluctuations. The Agreement with the OTS identified the Bank's interest rate levels as unacceptably high and required the Bank to develop and pursue strategies to reduce interest-rate risk.

Net Portfolio Value

         The Bank computes amounts by which the net present value of cash flow from assets, liabilities and off balance sheet items ("net portfolio value" or "NPV") would change in the event of a range of assumed changes in market interest rates. Based upon OTS assumptions, the following table presents the Bank's percentage change in NPV, assuming an immediate change in interest rates of plus or minus 300 basis points from the level at March 31, 2001.

                           Percentage Change in Net Portfolio Value
                           ----------------------------------------
         Changes
        in Market                                 Change in NPV
    Interest Rates                NPV Ratio(2)       Ratio(3)
    --------------                ------------    --------------
    (basis points)
        + 300                           6.01%         (727) bp
        + 200(1)                        8.32          (496) bp
        + 100                          10.82          (247) bp
            0                          13.29                --
        - 100                          14.53           124  bp
        - 200                          14.71           142  bp
        - 300                          14.93           165  bp


------------------
(1)  Denotes rate shock used to compute NPV capital ratios.
(2)  Calculated as the estimated NPV divided by present value of total assets.
(3) Calculated as the excess (deficiency) of the NPV ratio assuming the indicated change in interest rates over the estimated NPV ratio assuming no change in interest rates.

         The calculations in the above table indicate that the Bank's NPV would be significantly affected by increases in interest rates and favorably affected by decreases in interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, prepayments and deposit run-offs and should not be relied upon as indicative of actual results. Certain shortcomings are inherent in such computations. Although certain assets and liabilities may have similar maturity or periods of repricing they may react at different times and in different degrees to changes in the market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as adjustable rate mortgages, generally have features that restrict changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayments and early withdrawal levels could deviate significantly from those assumed in making calculations set forth above. Additionally, an increased credit risk may result as the ability of many borrowers to service their debt may decrease in the event of an interest rate increase.

Results of Operations

         Net income increased $5,000 to $34,000 for the three months ended March 31, 2001 from $29,000 for the same period ended 2000. This increase was primarily due to an increase in noninterest income and a reduction in the provision for loan losses totaling $22,000 that was partially offset by a decline in net interest income of $17,000.

         Net interest income before the provision for loan losses decreased to $207,000 for the current three month period ended March 31, 2001 from $223,000 for the same period in 2000. The decrease in net interest income was primarily related to a decrease in the average principal balances of investment securities of $2,148,000. In response to the Agreement, management and the board of directors sought to reduce the exposure to interest rate fluctuations by divesting of certain U.S. Government Agency and municipal securities totaling $2,645,000 during the second quarter of 2000. The proceeds were used by the Company to repay certain short-term borrowings and improve its interest rate risk position. Although net interest income was primarily effected by fluctuations to average balances, an increase in the cost of funds of 8 basis points resulted in the interest rate spread declining to 2.46% for the three month period ended March 31, 2001 as compared to 2.54% for the same period ended 2000.

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

                                                                            Three Months ended March 31,
                                                     -------------------------------------------------------------------------
                                                                  2001                                   2000
                                                     ----------------------------------    -----------------------------------
                                                                              (Dollars in thousands)
                                                     Average                  Average      Average                  Average
                                                     Balance     Interest    Yield/Cost    Balance     Interest    Yield/Cost
                                                     -------     --------    ----------    -------     --------    ----------
Interest-earning assets:
 Loans receivable(1).........................        $22,487       $ 427         7.59%     $22,810       $ 431        7.56%
 Mortgage-backed securities..................          1,189          21         7.12%       1,450          23        6.34%
 Investment securities.......................          1,187          22         7.35%       3,335          66        7.92%
 Other interest-earning assets(2)............            850          10         4.84%       1,014          14        5.52%
                                                      ------       -----                    ------         ---
  Total interest-earning assets..............         25,713         480         7.47%      28,609         534        7.47%
                                                                   -----                                 -----
Non-interest-earning assets..................            890                                   986
                                                     -------                               -------
  Total assets...............................        $26,603                               $29,595
                                                     =======                               =======
Interest-bearing liabilities:
 NOW accounts................................        $ 1,353           7         2.01%      $1,452           7        1.93%
 Savings accounts............................          4,930          48         3.86%       3,848          24        2.49%
 Certificates of deposit.....................         10,325         142         5.49%      10,700         146        5.46%
 Other liabilities...........................          5,222          77         5.93%       9,195         133        5.79%
                                                      ------       -----                    ------       -----
  Total interest-bearing liabilities........          21,830         274         5.01%      25,195         310        4.93%
                                                      ------       -----                    ------       -----
Non-interest bearing liabilities:............
 Other liabilities...........................          1,962                                 1,685
                                                     -------                               -------
 Total liabilities...........................         23,792                                26,880
                                                     -------                               -------
Stockholders' equity.........................          2,811                                 2,715
                                                     -------                               -------
 Total liabilities and stockholders' equity..        $26,603                               $29,595
                                                     =======                               =======
Net interest income..........................                      $ 206                                  $224
                                                                   =====                                  ====
Interest rate spread(3)......................                                    2.46%                                2.54%
                                                                                 ====                                 ====
Net yield on interest-earning assets(4)......                                    3.20%                                3.13%
                                                                                 ====                                 ====
Ratio of average interest-earning assets to
  average interest-bearing liabilities.......                                  117.79%                              113.55%
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

                                                    Three Months ended March 31,
                                                    ----------------------------
                                                          2001 vs. 2000
                                                    ----------------------------
                                                        Increase (Decrease)
                                                               Due to
                                                    ----------------------------
                                                     Volume     Rate       Total
                                                     ------     ----       -----
                                                            (In Thousands)
Interest income:
Loans receivable ..............................      $ (6)      $  2       $ (4)
Mortgage-backed securities ....................        (4)         2         (2)
Investment securities .........................       (42)        (2)       (44)
Other interest-earning assets .................        (2)        (2)        (4)
                                                     ----       ----       ----
  Total interest-earning assets ...............      $(54)      $ --       $(54)
                                                     ----       ----       ----
Interest expense:
 NOW accounts .................................      $ --       $ --       $ --
 Savings deposits .............................         7         17         24
 Certificates of deposit ......................        (5)         1         (4)
 Borrowed funds ...............................       (58)         2        (56)
                                                     ----       ----       ----
  Total interest-bearing liabilities ..........      $(56)      $ 20       $(36)
                                                     ----       ----       ----

Change in net interest income .................      $  2       $(20)      $(18)
                                                     ====       ====       ====

The provision for loan losses for the three month period ended March 31, 2001 totaled $6,000 as compared to $20,000 for the same period in 2000. During the first quarter of 2000, the Company incurred loan charge-offs approximating $42,000. Such charge-offs primarily consisted of installment loans related to the same borrowing relationship. Management continually evaluates the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the various portfolio segments, past experience with losses, the impact of economic conditions on borrowers and other relevant factors that may come to the attention of management. Although the Company maintains its allowance for loan losses at a level that it considers to be adequate to provide for the inherent risk of loss in its loan portfolio, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. See "Risk Elements".

         Noninterest income, which is comprised of service charges on deposit accounts, gain on sale of securities, and other income increased $8,000 to $35,000 for the three month period ended March 31,

2001 from $27,000 for the same period in 2000. An increase in the gain on sale of investment securities at March 31, 2001 of $5,000 primarily accounted for this increase.

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

         Management monitors both the Company's and the Bank's total risk-based Tier I risk-based and Tier I leverage capital ratios in order to assess compliance with regulatory guidelines. At March 31, 2001, both the Company and the Bank exceeded the minimum risk-based and leverage capital ratios requirements. At March 31, 2001, the Company's and Bank's total risk-based, Tier I risk-based and Tier I leverage ratios were 20.5%, 19.2%, 10.6%, and 20.2%, 19.0%, 10.4%, respectively. The capital ratios for the Company and the Bank could be adversely affected due to the Agreement.

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

                                                       March 31,    December 31,
                                                         2001          2000
                                                      ----------    -----------
                                                      (Dollars in thousands)

Loans on nonaccrual basis                             $   102    $      73
Loans past due 90 days or more and still accruing          --           --
                                                       ------       ------

Total nonperforming loans                                 102           73
                                                       ------       ------

Real estate owned                                          --           --
                                                       ======       ======

Total nonperforming assets                                102           73
                                                       ======       ======

Nonperforming loans as a percent of total loans          0.45%        0.32%
                                                       ======       ======

Nonperforming assets as a percent of total assets        0.39%        0.27%
                                                       ======       ======

Allowance for loan losses to nonperforming loans       198.04%      278.08%
                                                       ======       ======

Management monitors impaired loans on a continual basis. As of March 31, 2001, impaired loans had no material effect on the Company's financial position or results of operations.

Management believes the level of the allowance for loan losses at March 31, 2001 is sufficient; however, there can be no assurance that the current allowance for loan losses will be adequate to absorb all future loan losses. The relationship between the allowance for loan losses and outstanding loans is a function of the credit quality and known risk attributed to the loan portfolio. The on-going loan review program and credit approval process is used to determine the adequacy of the allowance for loan losses.

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

ITEM 5.  Other Information

         None

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)  The following exhibits are incorporated as part of this report

                   3(i)    Articles of Incorporation of Carnegie Financial Corporation *
                   3(ii)   Bylaws of Carnegie Financial Corporation *
                   4       Specimen Stock Certificate *
                  10.1     Employment Agreement between the Bank and Shirley Chiesa *
                  10.2     Supplemental Executive Retirement Plan *
                  10.3     Form of Directors Consultation and Retirement Plan between the Bank and each of the directors *
                  10.4     Carnegie Financial Corporation 1999 Stock Plan **
                  10.5     Carnegie Savings Bank Restricted Stock Plan **
                  99       Review Report of S.R. Snodgrass, A.C.

---------------------
* Incorporated by reference to the identically numbered exhibit to the registration statement on Form SB-2 (File No. 333-24579) declared effective by the SEC on May 14, 1998.
** Incorporated by reference to the Proxy Statement for the Special Meeting on January 11, 1999 and filed with the SEC on December 10, 1999.

          (b) Reports on Form 8-K

            No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          Carnegie Financial Corporation


Date:  May 15, 2001                 By:   /s/ Shirley C.  Chiesa
                                          --------------------------------------
                                          Shirley C.  Chiesa
                                          President and Chief Executive Officer


Date:  May 15, 2001                 By:   /s/ Joseph Pigoni
                                          --------------------------------------
                                          Joseph Pigoni
                                          Vice President and CFO