Form 10QSB
period 2001-06-30
CARNEGIE FINANCIAL CORP /PA/
filed 2001-08-13
CIK 17732

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20552

                                  FORM 10 - QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT


For the transition period from                 to
                               ---------------    ---------------

                         Commission File Number 0-23765
                         ------------------------------

                         Carnegie Financial Corporation
             (Exact name of registrant as specified in its charter)

          Pennsylvania                                    23 -1806857
  (State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)

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

                  Class: Common Stock, par value $.10 per share
                     Outstanding at August 9, 2001: 224,776

                      CARNEGIE FINANCIAL CORP

                               INDEX



                                                          Page
                                                         Number
                                                         ------

PART I  - FINANCIAL INFORMATION

   Item 1. Financial Statements

           Consolidated Balance Sheet
            (Unaudited) as of June 30,
            2001 and December 31, 2000                      3

           Consolidated Statement of Income
            (Unaudited) for the Six Months
            ended June 30, 2001 and 2000                    4

           Consolidated Statement of Income
            (Unaudited) for the Three Months
            ended June 30, 2001 and 2000                    5

           Consolidated Statement of
            Changes in Stockholders' Equity
            (Unaudited) as of June 30, 2001                 6

           Consolidated Statement of Cash
            Flows (Unaudited) for the Six
            Months ended June 30, 2001 and 2000             7

           Notes to Unaudited Consolidated
            Financial Statements                            8

   Item 2. Management's Discussion and Analysis of
            Financial Condition and Results
            of Operations                              9 - 16

PART II  -  OTHER INFORMATION

   Item 1.  Legal Proceedings                              17

   Item 2.  Changes in Securities                          17

   Item 3.  Default Upon Senior Securities                 17

   Item 4.  Submissions of Matters to a
              Vote of Security Holders                     17

   Item 5.  Other Information                              17

   Item 6.  Exhibits and Reports on Form 8 - K             17
SIGNATURES                                                 18

                         CARNEGIE FINANCIAL CORPORATION
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                      June 30,             December 31,
                                                        2001                   2000
                                                     -----------           -----------
             ASSETS
Cash and due from banks                              $   271,919           $   237,958
Interest - bearing overnight
   deposits with other institutions                      632,573               564,330
                                                     -----------           -----------
Cash and cash equivalents                                904,492               802,288

Certificates of deposit                                        0               100,000
Investment securities available
   for sale                                            1,751,790             1,249,382
Mortgage - backed securities
   available for sale                                    544,250               609,050
Mortgage - backed securities
   held to maturity (fair value
   of $522,582 and $618,846)                             510,743               613,823
Loans receivable, (net of
   allowance for loan losses
   of $203,915 and $202,533)                          22,539,144            22,385,789
Premises and equipment                                   202,413               216,901
Federal Home Loan Bank Stock                             267,500               287,500
Accrued interest receivable                              149,625               135,412
Other assets                                             404,371               337,634
                                                     -----------           -----------
          TOTAL ASSETS                               $27,274,328           $26,737,779
                                                     ===========           ===========

     LIABILITIES AND STOCKHOLDERS EQUITY
Deposits                                             $18,508,172           $17,498,223
Borrowed funds                                         5,000,000             5,750,000
Advances from borrowers for taxes
   and insurance                                         346,539               265,073
Accrued interest payable and
   other liabilities                                     523,876               434,267
                                                     -----------           -----------
          TOTAL LIABILITIES                           24,378,587            23,947,563

STOCKHOLDERS' EQUITY
Preferred Stock, no par value;
    2,000,000 shares authorized;
    none issued                                               --                    --
Common Stock, $.10 par value;
    4,000,000 shares authorized
    and 238,050 outstanding                               23,805                23,805
Additional paid - in capital                           2,054,370             2,057,534
Retained Earnings - substantially
    restricted                                         1,131,133             1,095,409
Unearned Employee Stock Ownership
    Plan shares (ESOP)                                  (127,595)             (140,926)
Unearned Restricted Stock Plan shares (RSP)              (52,342)              (57,640)
Accumulated other comprehensive loss                      (4,124)              (58,460)
Treasury Stock (13,274 shares, at cost)                 (129,506)             (129,506)
                                                     -----------           -----------
          Total stockholders' equity                   2,895,741             2,790,216
                                                     -----------           -----------
          Total liabilities and
             stockholder's equity                    $27,274,328           $26,737,779
                                                     ===========           ===========

See accompanying notes to the unaudited consolidated financial statements.

                         CARNEGIE FINANCIAL CORPORATION
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)


                                               Six Months Ended
                                                    June 30,
                                           --------          ---------
                                             2001               2000
                                           --------          ---------
INTEREST AND DIVIDEND INCOME
   Loans receivable                        $851,842         $  866,100
   Investment securities
       Taxable                               44,652            107,221
       Exempt from federal
         income tax                              --              2,781
   Interest - bearing deposits
     in other banks                          11,792              9,694
   Mortgage - backed securities              39,485             45,677
   Dividends on Federal Home
     Loan Bank Stock                          8,989             17,403
                                           --------         ----------
        Total interest and
          dividend income                   956,760          1,048,876
                                           --------         ----------
INTEREST EXPENSE
   Deposits                                 397,592            358,889
   Borrowings                               152,340            253,069
                                           --------         ----------
           Total interest expense           549,932            611,958
                                           --------         ----------
NET INTEREST INCOME                         406,828            436,918

Provision for loan losses                     6,637             52,414
                                           --------         ----------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                400,191            384,504
                                           --------         ----------
NONINTEREST INCOME
   Service fees                              46,468             49,858
   Gain on sale of investment
     securities                              31,188           (283,588)
   Other income                               5,171              2,042
                                           --------         ----------
           Total noninterest income          82,827           (231,688)
                                           --------         ----------
NONINTEREST EXPENSE
   Compensation and employee benefits       165,757            168,603
   Occupancy and equipment                   23,503             22,273
   Data processing charges                   37,736             33,341
   Other expense                            133,750            155,682
                                           --------         ----------
           Total noninterest expense        360,746            379,899

                                           --------         ----------
Income (loss) before income taxes           122,273           (227,083)

Income tax expense (benefit)                 41,469            (81,120)
                                           --------         ----------
NET INCOME (LOSS)                          $ 80,804         $ (145,963)
                                           ========         ==========

Basic earnings (loss) per share            $   0.39         $    (0.72)
                                           ========         ==========

Dilutive earnings (loss) per share         $   0.39         $    (0.72)
                                           ========         ==========

See accompanying notes to the unaudited consolidated financial statements

                     CARNEGIE FINANCIAL CORPORATION
              CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)


                                           Three Months Ended
                                                June 30,
                                       -----------     -----------
                                          2001            2000
                                       -----------     -----------
INTEREST AND DIVIDEND INCOME
   Loans receivable                      $424,996       $ 435,246
   Investment securities
       Taxable                             22,834          43,243
       Exempt from federal
         income tax                            --           1,123
   Interest - bearing deposits
     in other banks                         5,999           5,203
   Mortgage - backed securities            18,342          22,964
   Dividends on Federal Home
     Loan Bank Stock                        4,502           7,922
                                         --------       ---------
        Total interest and
          dividend income                 476,673         515,701
                                         --------       ---------
INTEREST EXPENSE
   Deposits                               201,504         181,518
   Borrowings                              74,911         120,423
                                         --------       ---------
           Total interest expense         276,415         301,941
                                         --------       ---------
NET INTEREST INCOME                       200,258         213,760

Provision for loan losses                   1,114          32,450
                                         --------       ---------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES              199,144         181,310
                                         --------       ---------
NONINTEREST INCOME
   Service fees                            24,030          28,877
   Gain on sale of investment
     securities                            20,736        (289,223)
   Other income                             3,522           1,687
                                         --------       ---------
           Total noninterest income        48,288        (258,659)
                                         --------       ---------
NONINTEREST EXPENSE
   Compensation and employee benefits      82,309          83,332
   Occupancy and equipment                 11,393          11,073
   Data processing charges                 17,516          16,697
   Other expense                           68,511          84,263
                                         --------       ---------
           Total noninterest expense      179,729         195,365

                                         --------       ---------
Income (loss) before income taxes          67,703        (272,714)

Income tax expense (benefit)               20,614         (98,119)
                                         --------       ---------
NET INCOME (LOSS)                        $ 47,089       $(174,595)
                                         ========       =========

Basic earnings (loss) per share          $   0.23       $   (0.83)

                                         ========       =========

Dilutive earnings (loss) per share       $   0.23       $   (0.83)
                                         ========       =========


See accompanying notes to the unaudited consolidated financial statements.

                         CARNEGIE FINANCIAL CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                Accumulated
                                     Additional            Unearned   Unearned     Other                    Total
                             Common   Paid-in    Retained     ESOP       RSP    Comprehensive  Treasury  Stockholders' Comprehensive
                             Stock    Capital    Earnings    Shares     Shares      Loss         Stock      Equity        Income
                             -----    -------    --------    ------     ------      ----         -----      ------        ------
Balance, December 31, 2000   $23,805 $2,057,534 $1,095,409 $(140,926) $(57,640)   $(58,460)    $(129,506)  $2,790,216

Net income                                          80,804                                                     80,804     $80,804
Other comprehensive
  income:
  Unrealized gain
  on available for sale
  securities, net of
  reclassification
  adjustment, net of
  taxes of $27,991                                                                  54,336                     54,336      54,336
                                                                                                                         --------
Comprehensive income                                                                                                     $135,140
                                                                                                                         ========
RSP Shares earned                                                        5,298                                  5,298
ESOP Shares earned                       (3,164)              13,331                                           10,167
Cash dividends ($.20 per
share)                                             (45,080)                                                   (45,080)
                             ------- ---------- ---------- ---------  --------    --------     ---------   ----------
Balance, June 30, 2001       $23,805 $2,054,370 $1,131,133 $(127,595) $(52,342)   $ (4,124)    $(129,506)  $2,895,741
                             ======= ========== ========== =========  ========    ========     =========   ==========


Components of
  comprehensive income:
  Change in net
  unrealized gain on
  investment securities
  available for sale                                                                           $  74,920
Realized gains included
  in net income, net of
  taxes of $10,604                                                                               (20,584)
                                                                                               ---------
Total                                                                                          $  54,336
                                                                                               =========


See accompanying notes to the unaudited consolidated financial statements.

                            CARNEGIE FINANCIAL CORP.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                     Six Months Ended
                                                                         June 30,
                                                                2001                  2000
                                                             -----------           -----------
OPERATING ACTIVITIES
Net income                                                       80,804              (145,963)
Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation, amortization and
       accretion, net                                           (10,055)              (14,884)
    Provision for loan losses                                     6,637                52,414
    Amortization of unearned ESOP and RSP                        15,465                17,616
    Gain on sale of securities                                  (31,188)              283,588
    Decrease(increase)in accrued interest receivable            (14,213)               41,556
    Increase in accrued interest payable                        147,270                63,000
    Other, net                                                   18,987              (194,883)
                                                             ----------           -----------
    Net cash provided by operating activities                   213,707               102,444
                                                             ----------           -----------
INVESTING ACTIVITIES
Investment securities available for sale:
    Purchases                                                  (963,845)             (491,688)
    Proceeds from sales                                         415,780             2,465,224
Mortgage-backed securities available for sale:
    Maturities and repayments                                    77,139                37,203
Mortgage-backed securities held to maturity:
    Maturities and repayments                                   103,080                57,640
Net increase in loans                                          (159,992)              (41,176)
Sale of Federal Home Loan Bank stock                             20,000               242,100
Decrease in certificates of deposits with other banks           100,000                    --
Purchases of office properties and equipment                         --               (18,170)
                                                             ----------           -----------
Net cash provided by (used for)
    investing activities                                       (407,838)            2,251,133
                                                             ----------           -----------
FINANCING ACTIVITIES
Net increase in deposits                                      1,009,949               632,870
Proceeds from borrowed funds                                         --             2,000,000
Payments of borrowed funds                                     (750,000)           (5,082,500)
Net change in advances for taxes and insurance                   81,466                75,761
Cash dividends paid                                             (45,080)                   --
                                                             ----------           -----------
Net cash provided by (used for)
    financing activities                                        296,335            (2,373,869)
                                                             ----------           -----------
Increase (decrease) in cash and cash equivalents                102,204               (20,292)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                       802,288               790,785
                                                             ----------           -----------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                             904,492               770,493
                                                             ----------           -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
  Interest on deposits and borrowings                        $  402,662           $   255,266
  Income taxes                                                   32,000                65,000


See accompanying notes to the unaudited consolidated financial statements.

CARNEGIE FINANCIAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of Carnegie Financial Corporation (the "Company") includes its wholly-owned subsidiary Carnegie Savings Bank (the "Bank"). All significant intercompany items have been eliminated.

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

NOTE 2 - EARNINGS PER SHARE

Earnings per share computations are based upon the weighted number of shares outstanding for the period. The weighted number of shares outstanding for the six-month period ended June 30, 2001 and 2000 were 205,886 and 202,072, respectively. The weighted number of shares outstanding for the three-month period ended June 30, 2001 and 2000 was 205,407 and 202,385, respectively.

The Company provides dual presentation of Basic and Diluted earnings per share. Basic earnings per share utilizes net income as reported as the numerator and the actual average shares outstanding as the denominator. Diluted earnings per share includes any dilutive effects of options, warrants, and convertible securities. For both six and three-month periods ended June 30, 2001 and 2000, there were no dilutive effects on the computation.

NOTE 3 - COMPREHENSIVE INCOME

The components of comprehensive income consist exclusively of unrealized gains and losses on available for sale securities. For the six months ended June 30, 2001, this activity is shown under the heading Comprehensive Income as presented in the Consolidated Statement of Changes in Stockholders' Equity. For the six-months ended June 30, 2000, comprehensive loss totaled $24,127. For the three-months ended June 30, 2001 and 2000, comprehensive income (loss) totaled $54,903 and $(60,823), respectively.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, Business Combinations, effective for all business combinations initiated after June 30, 2001, as well as all business combinations accounted for by the purchase method that are completed after June 30, 2001. The new statement requires that the purchase method of accounting be used for all business combinations and prohibits the use of the pooling-of-interests method. The adoption of Statement No. 141 is not expected to have a material affect on the Company's financial position or results of operations.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. The new statement changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this Statement. The adoption of Statement No. 142 is not expected to have a material affect on the Company's financial position or results of operations.

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

OVERVIEW

         The Bank continues to be under a Supervisory Agreement (the "Agreement") with the Office of Thrift Supervision ("OTS"). The Agreement, among other things, places restrictions on the Bank's growth. Due to the Agreement, total assets remained relatively unchanged at June 30, 2001 from December 31, 2000. The Agreement will remain in place until terminated by the OTS and could adversely affect the financial conditions, liquidity, and operations of the Company. The Agreement was entered into with the OTS on April 14, 2000.

ASSET/LIABILITY MANAGEMENT

         The Company's net interest income is sensitive to changes in interest rates, as the rates paid on interest-bearing liabilities generally change faster than the rates earned on interest-earning assets. As a result, net interest income will frequently decline in periods of rising interest rates and increase in periods of decreasing interest rates.

         The board of directors attempts to manage the interest rate sensitivity of the Company through its asset and liability committee that is comprised of the board of directors. The board of directors meets quarterly with management to monitor the impact of interest rate risk and develop strategies to manage its liquidity, and reduce the exposure to interest rate fluctuations. The Agreement with the OTS identified the Bank's interest rate levels as unacceptably high and required the Bank to develop and pursue strategies to reduce interest-rate risk.

NET PORTFOLIO VALUE

         The Bank computes amounts by which the net present value of cash flow from assets, liabilities and off balance sheet items ("net portfolio value" or "NPV") would change in the event of a range of assumed changes in market interest rates. Based upon OTS assumptions, the following table presents the Bank's percentage change in NPV, assuming an immediate change in interest rates of plus or minus 300 basis points from the level at June 30, 2001.

                                    Percentage Change in Net Portfolio Value
                                    ----------------------------------------
        Changes
       in Market                                            Change in NPV
    Interest Rates(1)                       NPV Ratio(2)       Ratio(3)
    -----------------                       ------------       --------
     (basis points)
        + 300                                   6.01%          (727) bp
        + 200                                    8.32          (496) bp
        + 100                                   10.82          (247) bp
            0                                   13.29            --
        - 100                                   14.53           124 bp
        - 200                                   14.71           142 bp
        - 300                                   14.93           165 bp


----------
(1) Denotes rate shock used to compute NPV capital ratios.
(2) Calculated as the estimated NPV divided by present value of total assets.
(3) Calculated as the excess (deficiency) of the NPV ratio assuming the indicated change in interest rates over the estimated NPV ratio assuming no change in interest rates.

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

RESULTS OF OPERATIONS

         Net income increased $227,000 to $81,000 for the six-months ended June 30, 2001 from a loss of $146,000 for the same period ended 2000. Basic and diluted earnings per share rose to $.39 per share in 2001 from a loss of $.72 per share in 2000. Net income for the three-months ended June 30, 2001 of $47,000 increased from a loss of $175,000 for the same period ended 2000. Basic and diluted earnings per share rose to $.23 per share in 2001 from a loss of $.83 per share in 2000.

         Net interest income before the provision for loan losses decreased to $407,000 for the current six- month period ended June 30, 2001 from $437,000 for the same period in 2000. The decrease in net interest income was primarily related to a decrease in the average principal balances of investment securities of $1,597,000. In response to the Agreement, management and the board of directors sought to reduce the exposure to interest rate fluctuations by divesting of certain U.S. Government Agency and municipal securities totaling $2,645,000 during the second quarter of 2000 and incurring a loss of approximately $272,000. The proceeds were used by the Company to repay certain short-term borrowings and improve its interest rate risk position. As such, interest expense was primarily effected by the repayments on short-term borrowings during this same 2000 period which lowered the 2001 average balance by $3,420,000. Although net interest income was primarily effected by fluctuations to average balances, a decrease in the yield on interest-earning assets of 10 basis points resulted in the interest rate spread declining to 2.38% for the six-month period ended June 30, 2001 as compared to 2.48% for the same period ended 2000.

         Net interest income decreased $14,000 for the three-months ended June 30, 2001 to $200,000 as compared to $214,000 for the same period 2000. In addition to a decline in the average balances of investment securities of $1.0 million, the Company incurred a reduction in the yield on interest-earnings assets to 7.11% for the 2001 period as compared to the 7.44% for the same 2000 period. This yield reduction was due to the trend of rising interest rates during the first half of 2000. This trend ended in 2001 as the Federal Reserve Board has adopted a policy of aggressive interest rate reduction, lowering the federal funds rate over 200 basis points since the beginning of 2001. It is reasonable to expect this trend to continue for at least the short-term. This shift in interest rates is expected to have an adverse impact on the yield on earning assets in relation to prior comparative periods during the remainder of 2001. As noted previously, decreases in interest expense were primarily due to a declining average balance resulting from repayments of short-term borrowings during the second quarter of 2000.

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


                                                                         Six Months ended June 30,
                                                     -----------------------------------------------------------------------
                                                                   2001                               2000
                                                     ---------------------------------    ----------------------------------
                                                                            (Dollars in thousands)
                                                     Average                  Average     Average                  Average
                                                     Balance    Interest     Yield/Cost   Balance    Interest     Yield/Cost
                                                     -------    --------     ----------   -------    --------     ----------
Interest-earning assets:

 Loans receivable(1).........................        $22,517       $852         7.57%     $22,816      $  866        7.59%
 Mortgage-backed securities..................          1,151         39         6.78%       1,409          46        6.53%
 Investment securities.......................          1,368         45         6.58%       2,965         110        7.42%
 Other interest-earning assets(2)............            939         21         4.47%         963          27        5.61%
                                                     -------       ----                   -------      ------
  Total interest-earning assets..............         25,975        957         7.37%      28,153       1,049        7.45%
                                                                   ----                                ------
Non-interest-earning assets..................            896                                  615
                                                     -------                              -------
  Total assets...............................        $26,871                              $28,768
                                                     =======                              =======

Interest-bearing liabilities:
 NOW accounts................................        $ 1,393         13         1.87%     $ 1,439          14        1.95%
 Savings accounts............................          5,257        101         3.84%       3,962          51        2.57%
 Certificates of deposit.....................         10,278        284         5.53%      10,684         294        5.50%
 Other liabilities...........................          5,110        152         5.95%       8,530         253        5.93%
                                                     -------       ----                   -------      ------
  Total interest-bearing liabilities.........         22,038        550         4.99%      24,615         612        4.97%
                                                     -------       ----                   -------      ------

Non-interest bearing liabilities:............
 Other liabilities...........................          1,969                                1,448
                                                     -------                              -------
 Total liabilities...........................         24,007                               26,063
                                                     -------                              -------
Stockholders' equity.........................          2,864                                2,705
                                                     -------                              -------
 Total liabilities and stockholders' equity..        $26,871                              $28,768
                                                     =======                              =======

Net interest income..........................                      $407                                $  437
                                                                   ====                                ======
Interest rate spread(3)......................                                   2.38%                                2.48%
                                                                              ======                               ======
Net yield on interest-earning assets(4)......                                   3.13%                                3.10%
                                                                              ======                               ======
Ratio of average interest-earning assets to
  average interest-bearing liabilities.......                                 117.86%                              114.37%
                                                                              ======                               ======


--------------
(1)  Average balances include non-accrual loans.
(2)  Includes investment-bearing deposits in other financial institutions.
(3) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4) Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

                                                                       Three Months ended June 30,
                                                    ------------------------------------------------------------------------
                                                                   2001                               2000
                                                    -----------------------------------   ----------------------------------
                                                                             (Dollars in thousands)
                                                    Average                   Average     Average                  Average
                                                    Balance    Interest      Yield/Cost   Balance    Interest     Yield/Cost
                                                    -------    --------      ----------   -------    --------     ----------
Interest-earning assets:
 Loans receivable(1)                                $23,048      $425           7.38%      $22,823      $435         7.62%
 Mortgage-backed securities                           1,138        18           6.33%        2,595        44         6.78%
 Investment securities                                1,580        23           5.82%        1,368        23         6.73%
 Other interest-earning assets(2)                     1,048        11           4.20%          912        13         5.70%
                                                    -------      ----                      -------      ----
  Total interest-earning assets                      26,814       477           7.12%       27,698       515         7.44%
                                                                 ----                                   ----
Non-interest-earning assets                              13                                    714
                                                    -------                                -------
  Total assets                                      $26,827                                $28,412
                                                    =======                                =======

Interest-bearing liabilities:
 NOW accounts                                       $ 1,463         7           1.91%       $1,427         7         1.96%
 Savings accounts                                     5,701        53           3.72%        4,077        26         2.55%
 Certificates of deposit                             10,278       141           5.49%       10,669       148         5.55%
 Other liabilities                                    5,112        76           5.95%        7,865       120         6.10%
                                                     ------       ---                       ------       ---
  Total interest-bearing liabilities                 22,554       277           4.91%       24,038       301         5.01%
                                                     ------       ---                       ------       ---
Non-interest bearing liabilities:
 Other liabilities                                    1,434                                  1,658
                                                    -------                                -------
 Total liabilities                                   23,988                                 25,696
                                                    -------                                -------
Stockholders' equity                                  2,839                                  2,716
                                                    -------                                -------
 Total liabilities and stockholders' equity         $26,827                                $28,412
                                                    =======                                =======
Net interest income                                              $200                                   $214
                                                                 ====                                   ====
Interest rate spread(3)                                                         2.20%                                2.43%
                                                                              ======                               ======
Net yield on interest-earning assets(4)                                         2.98%                                3.09%
                                                                              ======                               ======
Ratio of average interest-earning assets to                                   118.89%                              115.23%
average interest-bearing liabilities                                          ======                               ======

-------------
(1)  Average balances include non-accrual loans.
(2)  Includes investment-bearing deposits in other financial institutions.
(3) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4) Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

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

                                                                  Six Months ended June 30,
                                                                  -------------------------
                                                                        2001 vs. 2000
                                                                        -------------
                                                                      Increase (Decrease)
                                                                            Due to
                                                                            ------
                                                                 Volume       Rate       Total
                                                                 ------       ----       -----
                                                                         (In Thousands)
           Interest income:
           Loans receivable..............................        $ (12)       $ (2)      $ (14)
           Mortgage-backed securities....................          (59)         (6)        (65)
           Investment securities.........................           (9)          2          (7)
           Other interest-earning assets.................           (1)         (5)         (6)
                                                                 -----        ----       -----
             Total interest-earning assets...............        $ (81)       $(11)      $ (92)
                                                                 =====        ====       =====
           Interest expense:
            NOW accounts.................................        $  (1)       $ --       $  (1)
            Savings deposits.............................           17          33          50
            Certificates of deposit......................          (11)          1         (10)
            Borrowed funds...............................         (102)          1        (101)
                                                                 -----        ----       -----
             Total interest-bearing liabilities..........        $ (97)       $ 35       $ (62)
                                                                 =====        ====       =====

           Change in net interest income.................        $  16        $(46)      $ (30)
                                                                 =====        ====       =====


                                                                 Three Months ended June 30,
                                                                 ---------------------------
                                                                        2001 vs. 2000
                                                                        -------------
                                                                      Increase (Decrease)
                                                                            Due to
                                                                            ------
                                                                 Volume       Rate       Total
                                                                 ------       ----       -----
                                                                         (In Thousands)
           Interest income:
            Loans receivable.............................         $  4        $(14)       $(10)
            Mortgage-backed securities...................            4          (4)         --
            Investment securities........................          (25)         (1)        (26)
            Other interest-earning assets................            2          (4)         (2)
                                                                  ----        ----        ----
              Total interest-earning assets..............         $(15)       $(23)       $(38)
                                                                  ====        ====        ====
           Interest expense:
            NOW accounts.................................         $ --        $ --        $ --
            Savings deposits.............................           10          17          27
            Certificates of deposit......................           (6)         (1)         (7)
            Borrowed funds...............................          (42)         (2)        (44)
                                                                  ----        ----        ----
             Total interest-bearing liabilities..........         $(38)       $ 14        $(24)
                                                                  ====        ====        ====

           Change in net interest income.................         $ 23        $(37)       $(14)
                                                                  ====        ====        ====

         The provision for loan losses for the six and three-month periods ended June 30, 2001 totaled $7,000 and $1,000, respectively, as compared to $52,000 and $32,000, respectively, for the same periods in 2000. During the first quarter of 2000, the Company incurred loan charge-offs approximating $42,000. Such charge-offs primarily consisted of installment loans related to the same borrowing relationship. Management continually evaluates the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the various portfolio segments, past experience with losses, the impact of economic conditions on borrowers and other relevant factors that may come to the attention of management. Although the Company maintains its allowance for loan losses at a level that it considers to be adequate to provide for the inherent risk of loss in its loan portfolio, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. See "Risk Elements".

         Noninterest income, which is comprised of service charges on deposit accounts, gain on sale of securities, and other income increased $315,000 and $307,000 for the six and three-month periods ended June 30, 2001 primarily from the decrease in the loss on sale of investment securities. The Company recognized gains on sales of securities of $31,000 and $21,000 for the six and three-month periods ended June 30, 2001 as compared to losses in the corresponding 2000 periods for those same reasons previously noted.

         Noninterest expense, which is comprised of compensation and employee benefits, occupancy and equipment, data processing charges, and other expenses, decreased $19,000 to $361,000 for the six-months ended June 30, 2001 from $380,000 for the same 2000 period. A decline in other expenses of $22,000 primarily resulted from a reduction of $19,000 relating to professional fees for consulting and legal services. This resulted in a similar reduction for the three-months ended June 30, 2001 as compared to 2000.

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

         Management monitors both the Company's and the Bank's total risk-based Tier I risk-based and Tier I leverage capital ratios in order to assess compliance with regulatory guidelines. At June 30, 2001, both the Company and the Bank exceeded the minimum risk-based and leverage capital ratios requirements. At June 30, 2001, the Company's and Bank's total risk-based, Tier I risk-based and Tier I leverage ratios were 20.0%, 18.7%, 10.4%, and 19.7%, 18.4%, 10.3%, respectively. The capital ratios for the Company and the Bank could be adversely affected due to the Agreement.

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

                                                     June 30,   December 31,
                                                       2001         2000
                                                     --------   ------------
                                                     (Dollars in thousands)

Loans on nonaccrual basis                             $   75       $   73
Loans past due 90 days or more and still accruing         --           --
                                                      ------       ------

Total nonperforming loans                                 75           73
                                                      ------       ------

Real estate owned                                         --           --
                                                      ------       ------

Total nonperforming assets                                75           73
                                                      ------       ------

Nonperforming loans as a percent of total loans         0.33%        0.32%
                                                      ======       ======

Nonperforming assets as a percent of total assets       0.27%        0.27%
                                                      ======       ======

Allowance for loan losses to nonperforming loans      271.89%      278.08%
                                                      ======       ======


Management monitors impaired loans on a continual basis. As of June 30, 2001, impaired loans had no material effect on the Company's financial position or results of operations.

Management believes the level of the allowance for loan losses at June 30, 2001 is sufficient; however, there can be no assurance that the current allowance for loan losses will be adequate to absorb all future loan losses. The relationship between the allowance for loan losses and outstanding loans is a function of the credit quality and known risk attributed to the loan portfolio. The on-going loan review program and credit approval process is used to determine the adequacy of the allowance for loan losses.

CARNEGIE FINANCIAL CORPORATION
PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings

         None

ITEM 2.  Changes in Securities

         None

ITEM 3.  Defaults upon Senior Securities

         None

ITEM 4.  Submission of Matters to a Vote of Security Holders

         The following represents the results of matters submitted to a vote of the shareholders at the annual meeting held on April 30, 2001:

         Election of a Director for term to expire in 2004: Morry J. Miller was elected by the following vote:

         For:              161,063
         Votes Withheld:     8,775

         S.R. Snodgrass A.C.was selected as the Company's independent auditors for the fiscal year 2001 by the following vote:

         For:              156,638
         Against:              700
         Votes Abstaining:  12,500

ITEM 5.  Other Information

         None

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)  The following exhibits are incorporated as part of this report

                 3(i)    Articles of Incorporation of Carnegie Financial
                         Corporation*
                 3(ii)   Bylaws of Carnegie Financial Corporation*
                 4       Specimen Stock Certificate*
                10.1     Employment Agreement between the Bank and Shirley
                         Chiesa*
                10.2     Supplemental Executive Retirement Plan*
                10.3     Form of Directors Consultation and Retirement Plan
                         between the Bank and each of the directors*
                10.4     Carnegie Financial Corporation 1999 Stock Plan**
                10.5     Carnegie Savings Bank Restricted Stock Plan**
                99       Review Report of S.R. Snodgrass, A.C.

-------------
* Incorporated by reference to the identically numbered exhibit to the registration statement on Form SB-2 (File No. 333-24579) declared effective by the SEC on May 14, 1998.

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


                                           Carnegie Financial Corporation


Date:  August 10, 2001                  By: /s/  SHIRLEY C. CHIESA
                                           -------------------------------------
                                           Shirley C. Chiesa
                                           President and Chief Executive Officer


Date:  August 10, 2001                 By:  /s/ JOSEPH PIGONI
                                           -------------------------------------
                                           Joseph Pigoni
                                           Vice President and CFO








18