Form 10QSB
period 2001-09-30
CARNEGIE FINANCIAL CORP /PA/
filed 2001-11-14
CIK 17732

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.   20552

                              FORM 10 - QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT


For the transition period from                 to
                               ---------------    ---------------

                     Commission File Number 0-23765
                     ------------------------------

                     Carnegie Financial Corporation
          (Exact name of registrant as specified in its charter)

       Pennsylvania                                    23 -1806857
       ------------                                    -----------
(State or other jurisdiction of            (IRS Employer Identification No.)
incorporation or organization)

             17 West Mall Plaza, Carnegie, Pennsylvania,  15106
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
                                      Yes  [X]         No  [ ]
                                           ---             ---
State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

              Class:  Common Stock, par value $.10 per share
                Outstanding at November 9, 2001: 224,776

                      CARNEGIE FINANCIAL CORP

                               INDEX



                                                                     Page
                                                                    Number
                                                                   --------

PART I  - FINANCIAL INFORMATION

   Item 1. Financial Statements

           Consolidated Balance Sheet
            (Unaudited) as of September 30,
             2001 and December 31, 2000                               3

           Consolidated Statement of Income
            (Unaudited) for the Nine Months
            ended September 30, 2001 and 2000                         4

           Consolidated Statement of Income
            (Unaudited) for the Three Months
            ended September 30, 2001 and 2000                         5

           Consolidated Statement of
            Changes in Stockholders' Equity
            (Unaudited) as of September 30, 2001                      6

            Consolidated Statement of Cash
             Flows (Unaudited) for the Nine
             Months ended September 30, 2001 and 2000                 7

            Notes to Unaudited Consolidated
             Financial Statements                                 8 - 9

   Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results
              of Operations                                     10 - 17

PART II  -  OTHER INFORMATION

   Item 1.  Legal Proceedings                                        18

   Item 2.  Changes in Securities                                    18

   Item 3.  Default Upon Senior Securities                           18

   Item 4.  Submissions of Matters to a
              Vote of Security Holders                               18

   Item 5.  Other Information                                        18

   Item 6.  Exhibits and Reports on Form 8 - K                       18

SIGNATURES                                                           19

                         CARNEGIE FINANCIAL CORPORATION
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                        September 30,          December 31,
                                            2001                   2000
                                        ------------           ------------
             ASSETS
Cash and due from banks                 $    236,125          $    237,958
Interest - bearing overnight
   deposits with other institutions          409,959               564,330
                                        ------------          ------------
Cash and cash equivalents                    646,084               802,288

Certificates of deposit                            0               100,000
Investment securities available
   for sale                                2,647,311             1,249,382
Mortgage - backed securities
   available for sale                        518,148               609,050
Mortgage - backed securities
   held to maturity (fair value
   of $478,368 and $618,846)                 467,866               613,823
Loans receivable, (net of
   allowance for loan losses
   of $203,915 and $202,533)              22,411,558            22,385,789
Premises and equipment                       195,189               216,901
Federal Home Loan Bank Stock                       0               287,500
Accrued interest receivable                  145,998               135,412
Other assets                                 413,714               337,634
                                        ------------          ------------
          TOTAL ASSETS                  $ 27,445,868          $ 26,737,779
                                        ============          ============

     LIABILITIES AND STOCKHOLDERS EQUITY
Deposits                                $ 18,401,355          $ 17,498,223
Borrowed funds                             5,360,000             5,750,000
Advances from borrowers for taxes
   and insurance                             122,724               265,073
Accrued interest payable and
   other liabilities                         597,737               434,267
                                        ------------          ------------
          TOTAL LIABILITIES               24,481,816            23,947,563

STOCKHOLDERS' EQUITY
Preferred Stock, no par value;
    2,000,000 shares authorized;
    none issued                                   --                    --
Common Stock, $.10 par value;
    4,000,000 shares authorized
and 238,050 outstanding                       23,805                23,805
Additional paid - in capital               2,053,326             2,057,534
Retained Earnings - substantially
    restricted                             1,177,117             1,095,409
Unearned Employee Stock Ownership
    Plan shares (ESOP)                      (122,834)            (140,926)
Unearned Restricted Stock Plan shares
  (RSP)                                      (50,391)             (57,640)
Accumulated other comprehensive income
  (loss)                                      12,535            (58,460)
Treasury Stock (13,274 shares, at cost)     (129,506)            (129,506)
                                        ------------          ------------
          Total stockholders' equity       2,964,052             2,790,216
                                        ------------          ------------
          Total liabilities and
             stockholder's equity       $ 27,445,868          $ 26,737,779
                                        ============          ============

See accompanying notes to the unaudited consolidated financial statements.

                         CARNEGIE FINANCIAL CORPORATION
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)


                                               Nine Months Ended
                                                 September 30,
                                         -----------------------------
                                              2001             2000
                                         -----------       -----------
INTEREST AND DIVIDEND INCOME
   Loans receivable                      $ 1,271,324       $ 1,292,990
   Investment securities
       Taxable                                78,441           131,050
       Exempt from federal
         income tax                               --             2,781
   Interest - bearing deposits
     in other banks                           14,447            14,872
   Mortgage - backed securities               55,289            68,586
   Dividends on Federal Home
     Loan Bank Stock                          13,551            22,869
                                         -----------       -----------
        Total interest and
          dividend income                  1,433,052         1,533,148
                                         -----------       -----------
INTEREST EXPENSE
   Deposits                                  589,155           550,680
   Borrowings                                228,930           349,115
                                         -----------       -----------
           Total interest expense            818,085           899,795
                                         -----------       -----------
NET INTEREST INCOME                          614,967           633,353

Provision for loan losses                      6,637            57,414
                                         -----------       -----------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                 608,330           575,939
                                         -----------       -----------
NONINTEREST INCOME
   Service fees                               68,426            76,480
   Gain (loss) on sale of investment
     securities                               32,061          (266,963)
   Other income                                8,170             6,394
                                         -----------       -----------
           Total noninterest income          108,657          (184,089)
                                         -----------       -----------
NONINTEREST EXPENSE
   Compensation and employee benefits        247,578           249,564
   Occupancy and equipment                    35,929            33,803
   Data processing charges                    54,817            50,545
   Other expense                             203,569           251,565
                                         -----------       -----------
           Total noninterest expense         541,893           585,477

                                         -----------       -----------
Income (loss) before income taxes            175,094          (193,627)

Income tax expense (benefit)                  48,306           (71,383)
                                         -----------       -----------
NET INCOME (LOSS)                        $   126,788       $  (122,244)
                                         ===========       ===========

Basic earnings (loss) per share          $       .61       $     (0.60)
                                         ===========       ===========

Dilutive earnings (loss) per share       $       .61       $     (0.60)
                                         ===========       ===========


See accompanying notes to the unaudited consolidated financial statements.

                         CARNEGIE FINANCIAL CORPORATION
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)


                                               Three Months Ended
                                                 September 30,
                                         -----------------------------
                                              2001             2000
                                         -----------       -----------
INTEREST AND DIVIDEND INCOME
   Loans receivable                      $   419,482       $   426,890
   Investment securities
       Taxable                                33,788            23,828
       Exempt from federal
         income tax                               --                --
   Interest - bearing deposits
     in other banks                            2,655             5,178
   Mortgage - backed securities               15,804            22,909
   Dividends on Federal Home
     Loan Bank Stock                           4,562             5,466
                                         -----------       -----------
        Total interest and
          dividend income                    476,291           484,271
                                         -----------       -----------
INTEREST EXPENSE
   Deposits                                  191,562           191,791
   Borrowings                                 76,590            96,046
                                         -----------       -----------
           Total interest expense            268,152           287,837
                                         -----------       -----------
NET INTEREST INCOME                          208,139           196,434

Provision for loan losses                         --             5,000
                                         -----------       -----------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                 208,139           191,434
                                         -----------       -----------
NONINTEREST INCOME
   Service fees                               21,958            26,622
   Gain on sale of investment
     securities                                  873            16,625
   Other income                                2,999             4,353
                                         -----------       -----------
           Total noninterest income           25,830            47,600
                                         -----------       -----------
NONINTEREST EXPENSE
   Compensation and employee benefits         81,821            80,961
   Occupancy and equipment                    12,427            11,530
   Data processing charges                    17,080            17,204
   Other expense                              69,820            95,883
                                         -----------       -----------
           Total noninterest expense         181,148           205,578
                                         -----------       -----------
Income before income taxes                    52,821            33,456

Income tax expense                             6,837             9,737
                                         -----------       -----------
NET INCOME                               $    45,984       $    23,719
                                         ===========       ===========

Basic earnings per share                 $       .22       $       .12
                                         ===========       ===========

Dilutive earnings (loss) per share       $       .22       $       .12
                                         ===========       ===========



See accompanying notes to the unaudited consolidated financial statements.

                         CARNEGIE FINANCIAL CORPORATION
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                                  Accumulated
                                Additional                Unearned    Unearned      Other                   Total
                      Common     Paid-in     Retained      ESOP         RSP      Comprehensive  Treasury    Stock-     Comprehensive
                      Stock      Capital     Earnings     Shares       Shares     Income (Loss)   Stock     holders'      Income
                      -----      -------     --------     ------       ------     -------------   -----     --------      ------
Balance, December
31, 2000            $ 23,805   $2,057,534  $1,095,409   $ (140,926)  $ (57,640)   $  (58,460)  $(129,506)  $2,790,216

Net income                                    126,788                                                         126,788    $ 126,788
Other comprehensive
income: Unrealized
gain on available for
sale securities, net
of reclassification
adjustment, net of
taxes of $36,573                                                                      70,995                   70,995       70,995

Comprehensive
income                                                                                                                   $ 197,783
                                                                                                                         =========
RSP Shares earned                                                        7,249                                  7,249
ESOP Shares earned                 (4,208)                  18,092                                             13,884
Cash dividends
($.20 per share)                               (45,080)                                                       (45,080)
                    --------    ---------    ---------   ----------   ---------    ---------    --------   ----------   ----------

Balance, September
30, 2001            $ 23,805   $ 2,053,326  $1,177,117  $ (122,834)  $  (50,391)  $   12,535   $(129,506)  $2,964,052
                    ========   ===========  ==========  ==========   ==========   ==========   =========   ==========




Components of comprehensive
  income:
Change in net unrealized gain on investment
  securities available for sale                                                              $   92,155
Realized gains included in
  net income, net of taxes of $10,901                                                           (21,160)
                                                                                             ----------
Total                                                                                        $   70,995
                                                                                             ==========

See accompanying notes to the unaudited consolidated financial statements.

                            CARNEGIE FINANCIAL CORP.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)


                                                      Nine Months Ended
                                                         September 30,
                                                      2001           2000
                                                  -----------    ---------
OPERATING ACTIVITIES
Net income (loss)                                     126,788    (122,244)
Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation, amortization and
       accretion, net                                 (11,872)    (22,208)
    Provision for loan losses                           6,637      57,414
    Amortization of unearned ESOP and RSP              21,133      26,424
    Gain (loss) on sale of securities                 (32,061)    268,068
    Decrease(increase)in accrued interest
      receivable                                      (10,586)     39,928
    Increase in accrued interest payable              212,629     138,063
    Other, net                                       (161,813)   (143,929)
                                                     --------    --------
    Net cash provided by operating activities         150,855     241,516
                                                     --------    --------
INVESTING ACTIVITIES
Investment securities available for sale:
    Purchases                                      (2,730,212)    (491,688)
    Proceeds from sales                             1,491,193    2,626,738
    Maturities and repayments                              --      141,882
Mortgage-backed securities available for sale:
    Maturities and repayments                         105,206       59,586
Mortgage-backed securities held to maturity:
    Maturities and repayments                         145,957       94,475
Net increase in loans                                 (32,406)    (115,447)
Sale of Federal Home Loan Bank stock                  287,500      262,400
Decrease in certificates of deposits with
  other banks                                         100,000           --
Purchases of office properties and equipment               --      (19,906)
                                                   ----------   ----------
Net cash provided by (used for)
    investing activities                             (632,762)   2,788,934
                                                   ----------   ----------
FINANCING ACTIVITIES
Net increase in deposits                              903,132      475,404
Payments of borrowed funds                           (390,000)  (3,487,500)
Net change in advances for taxes and insurance       (142,349)    (154,643)
Cash dividends paid                                   (45,080)          --
                                                   ----------   ----------
Net cash provided by (used for)
    financing activities                              325,703   (3,166,739)
                                                   ----------   ----------
Decrease in cash and cash equivalents                (156,204)    (136,289)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                             802,288      790,785
                                                   ----------   ----------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                   646,084      654,496
                                                   ----------   ----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
  Interest on deposits and borrowings             $   605,456  $   318,333
  Income taxes                                         32,000       65,500



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

NOTE 2 - EARNINGS PER SHARE

Earnings per share computations are based upon the weighted number of shares outstanding for the period. The weighted number of shares outstanding for the nine-month period ended September 30, 2001 and 2000 were 206,366 and 202,551, respectively. The weighted number of shares outstanding for the three-month period ended September 30, 2001 and 2000 was 206,983 and 202,860, respectively.

The Company provides dual presentation of Basic and Diluted earnings per share. Basic earnings per share utilizes net income as reported as the numerator and the actual average shares outstanding as the denominator. Diluted earnings per share includes any dilutive effects of options, warrants, and convertible securities. For both nine and three-month periods ended September 30, 2001 and 2000, there were no dilutive effects on the computation.

NOTE 3 - COMPREHENSIVE INCOME

The components of comprehensive income consist exclusively of unrealized gains and losses on available for sale securities. For the nine months ended September 30, 2001, this activity is shown under the heading Comprehensive Income as presented in the Consolidated Statement of Changes in Stockholders' Equity. For the nine-months ended September 30, 2000, comprehensive income totaled $23,045. For the three-months ended September 30, 2001 and 2000, comprehensive income totaled $62,643 and $47,173, respectively.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board c(FASB) issued Statement of Financial Accounting Standards No. 141, Business Combinations, effective for all business combinations initiated after June 30, 2001, as well as all business combinations accounted for by the purchase method that are completed after June 30, 2001. The new statement requires that the purchase method of accounting be used for all business combinations and prohibits the use of the pooling-of-interests method. The adoption of Statement No. 141 is not expected to have a material affect on the Company's financial position or results of operations.

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

NOTE 5 - SUBSEQUENT EVENTS

On October 10, 2001, the Company entered into a Definitive Agreement and Plan of Merger (the "Agreement"), which provides for the affiliation of the Registrant with Fidelity Bancorp, Inc. ("Fidelity") headquartered in Pittsburgh, Pennsylvania. The Agreement provides that the affiliation will be effected by means of a merger of the Registrant and Fidelity. In the merger, each stockholder of the Company shall receive either the equal to the quotient determined by dividing $14.75 by the average share price of Fidelity common stock or $14.75 in cash in exchange for each share of the Registrant's stock, subject to certain terms, conditions, and limitations set forth in the Agreement, as well as regulatory approvals. A closing date has not been slated yet.

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

OVERVIEW

         The Bank continues to be under a Supervisory Agreement (the "Agreement") with the Office of Thrift Supervision ("OTS"). The Agreement, among other things, places restrictions on the Bank's growth. Due to the Agreement, total assets remained relatively unchanged at September 30, 2001 from December 31, 2000. The Agreement will remain in place until terminated by the OTS and could adversely affect the financial conditions, liquidity, and operations of the Company. The Agreement was entered into with the OTS on April 14, 2000.

On October 10, 2001: Fidelity Bancorp, Inc. and Carnegie Financial Corporation signed a Definitive Agreement and Plan of Merger, whereby Fidelity will acquire all of the outstanding common stock of Carnegie for $14.75 per share in cash or Fidelity common stock. No less than 50.1% and no more than 55% of the outstanding common stock of Carnegie may be exchanged for Fidelity common stock. Stockholders of Carnegie may elect to receive either all cash or all stock as consideration, subject to proration in the event the aggregate amount of Carnegie common stock for which Carnegie stockholders elect to receive Fidelity common stock is less than 50.1% or more than 55% of the total merger consideration. Stockholders of Carnegie who elect to receive Fidelity stock as consideration will receive the number of shares of Fidelity common stock equal to the result obtained by dividing $14.75 by the average closing price of Fidelity's common stock for the fifteen consecutive full trading days (excluding from the average any days within the 15-day period that the stock does not trade) immediately preceding one week before the closing of the merger. Carnegie will continue to pay its cash dividend at a rate of $.20 per year pro-rated through the closing of the merger. The acquisition is subject to several contingencies, including approval by the stockholders of Carnegie and receipt of regulatory approval. The price may be renegotiated or the agreement terminated by either party, if there has occurred a greater than 20% change between (1) the last reported sales price per share of Fidelity common stock as of the date of the Agreement (i.e., $15.30) and (2) the average closing price of Fidelity's common stock for the fifteen consecutive full trading days (excluding from the average any days within the 15-day period that the common stock does not trade) immediately preceding one week before the closing of the merger.

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

NET PORTFOLIO VALUE

         The Bank computes amounts by which the net present value of cash flow from assets, liabilities and off balance sheet items ("net portfolio value" or "NPV") would change in the event of a range of assumed changes in market interest rates. Based upon OTS assumptions, the following table presents the Bank's percentage change in NPV, assuming an immediate change in interest rates of plus or minus 300 basis points from the level at September 30, 2001.


                            Percentage Change in Net Portfolio Value
                            ----------------------------------------

         Changes
        in Market                                      Change in NPV
    Interest Rates(1)             NPV Ratio(2)              Ratio(3)
    -----------------             ------------         -------------
     (basis points)

        + 300                            5.50%            (708) bp
        + 200                            7.89             (469) bp
        + 100                           10.38             (220) bp
          0                             12.58               --
        - 100                           13.62               104 bp
        - 200                           13.37                79 bp
        - 300                           12.87                29 bp

-----------------
(1)    Denotes rate shock used to compute NPV capital ratios.
(2)    Calculated as the estimated NPV divided by present value of total assets.
(3) Calculated as the excess (deficiency) of the NPV ratio assuming the indicated change in interest rates over the estimated NPV ratio assuming no change in interest rates.

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

RESULTS OF OPERATIONS

         Net income increased $249,000 to $127,000 for the nine-months ended September 30, 2001 from a loss of $122,000 for the same period ended 2000. Basic and diluted earnings per share rose to $.61 per share in 2001 from a loss of $.60 per share in 2000. Net income for the three-months ended September 30, 2001 of $46,000 increased from a loss of $24,000 for the same period ended 2000. Basic and diluted earnings per share rose to $.22 per share in 2001 from a loss of $.12 per share in 2000.

         Net interest income before the provision for loan losses decreased to $615,000 for the current nine-month period ended September 30, 2001 from $633,000 for the same period in 2000. The decrease in net interest income was primarily related to a decrease in the average principal balances of investment securities of $841,000. In response to the Agreement, management and the board of directors sought to reduce the exposure to interest rate fluctuations by divesting of certain U.S. Government Agency and municipal securities totaling $2,645,000 during the second quarter of 2000 and incurring a loss of approximately $272,000. The proceeds were used by the Company to repay certain short-term borrowings and improve its interest rate risk position. As such, interest expense was primarily effected by the repayments on short-term borrowings during this same 2000 period which lowered the 2001 average balance by $2,567,000. Although net interest income was primarily effected by fluctuations to average balances, a decrease in the yield on interest-earning assets of 25 basis points resulted in the interest rate spread declining to 2.36% for the nine-month period ended September 30, 2001 as compared to 2.48% for the same period ended 2000.

         Net interest income increased $12,000 for the three-months ended September 30, 2001 to $208,000 as compared to $196,000 for the same period 2000. The Company incurred a reduction in the yield on effective cost of funds to 4.72% for the period 2001 as compared to the 5.17% for the same period 2000, which resulted in the reduction of interest expense of $20,000 as compared to the reduction of interest income of $8,000. This yield reduction was due to the trend of decreasing interest rates during the first nine months of 2001 as the Federal Reserve Board has adopted a policy of aggressive interest rate reduction, lowering the federal funds rate 300 basis points since the beginning of 2001. It is reasonable to expect this trend to continue for at least the short-term. This shift in interest rates is expected to have an adverse impact on the yield on earning assets in relation to prior comparative periods during the remainder of 2001. As noted previously, decreases in interest expense were primarily due to a declining average balance resulting from repayments of short-term borrowings during the second quarter of 2000.

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


                                                                      Nine Months ended September 30,
                                                                      -------------------------------
                                                                  2001                                2000
                                                  ------------------------------------ ------------------------------------
                                                                           (Dollars in thousands)

                                                   Average                  Average       Average                 Average
                                                   Balance     Interest    Yield/Cost    Balance     Interest    Yield/Cost
                                                 ----------- ----------- ------------- ----------- ----------- ------------
Interest-earning assets:
 Loans receivable(1).........................        $22,545      $1,271         7.52%     $22,562     $ 1,293        7.64%
 Mortgage-backed securities..................          1,108          55         6.62%       2,309         134        7.74%
 Investment securities.......................          1,738          78         5.98%       1,378          69        6.68%
 Other interest-earning assets(2)............            913          28         4.09%         972          38        5.21%
                                                     -------       -----                   -------     -------
  Total interest-earning assets..............         26,304       1,432         7.26%      27,221       1,534        7.51%
                                                                   -----                               -------
Non-interest-earning assets..................            677                                   973
                                                     -------                               -------
  Total assets...............................        $26,981                               $28,194
                                                     =======                               =======
Interest-bearing liabilities:
 NOW accounts................................        $ 1,413          17         1.60%      $1,467          22        2.00%
 Savings accounts............................          5,502         152         3.68%       4,047          85        2.80%
 Certificates of deposit.....................         10,236         420         5.47%      10,646         443        5.55%
 Other liabilities...........................          5,105         229         5.98%       7,672         349        6.07%
                                                     -------     -------                   -------     -------
  Total interest-bearing liabilities........          22,256         818         4.90%      23,832         899        5.03%
                                                     -------     -------                   -------     -------
Non-interest bearing liabilities:............

 Other liabilities...........................          1,855                                 1,649
                                                     -------                               -------
 Total liabilities...........................         24,111                                25,481
                                                     -------                               -------
Stockholders' equity.........................          2,870                                 2,713
                                                     -------                               -------
 Total liabilities and stockholders' equity..        $26,981                               $28,194
                                                     =======                               =======
Net interest income..........................                      $ 614                                  $635
                                                                   =====                                  ====
Interest rate spread(3)......................                                    2.36%                                2.48%
                                                                               ======                               ======
Net yield on interest-earning assets(4)......                                    3.11%                                3.11%
                                                                               ======                               ======
Ratio of average interest-earning assets to
  Average interest-bearing liabilities.......                                  118.19%                              114.22%
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

                                                                          Three Months ended September 30
                                                                          -------------------------------
                                                                 2001                                        2000
                                                 -------------------------------------      ------------------------------------
                                                                             (Dollars in thousands)
                                                 Average                      Average        Average                    Average
                                                 balance      Interest      Yield/Cost      Balance     Interest      Yield/Cost
                                                 -------      --------      ----------      -------     --------      ----------
Interest-earning assets:
 Loans receivable(1)                                $22,600       $ 419           7.42%      $22,423        $ 427           7.62%
 Mortgage-backed securities                           1,023          16           6.26%        1,173           24           8.18%
 Investment securities                                2,469          34           5.51%        1,316           23           6.99%
 Other interest-earning assets(2)                       864           7           3.24%          871           11           5.05%
                                                    -------        -----                   -------          -----
  Total interest-earning assets                      26,956         476           7.06%       25,783          485           7.52%
                                                                   -----                                    -----
Non-interest-earning assets                             404                                     1,009
                                                    -------                                   -------
  Total assets                                      $27,360                                   $26,792
                                                    =======                                   =======
Interest-bearing liabilities:
 NOW accounts                                       $ 1,454           4           1.10%       $1,522            8           2.10%
 Savings accounts                                     5,987          51           3.41%        4,213           34           3.23%
 Certificates of deposit                             10,153         136           5.36%       10,570          150           5.68%
 Other liabilities                                    5,095          77           6.05%        5,974           96           6.43%
                                                    -------        -----                      ------         -----
  Total interest-bearing liabilities                 22,689         268           4.72%       22,279          288           5.17%
                                                    -------        -----                      -------        -----
Non-interest bearing liabilities:
 Other liabilities                                    1,741                                     1,802
                                                    -------                                   -------
 Total liabilities                                   24,430                                    24,081
                                                    -------                                   -------
Stockholders' equity                                  2,930                                     2,711
                                                    -------                                   -------
 Total liabilities and stockholders' equity         $27,360                                   $26,792
                                                    =======                                   =======
Net interest income                                                $ 208                                     $ 197
                                                                   =====                                     =====
Interest rate spread(3)                                                            2.34%                                     2.35%
                                                                                 ======                                    ======
Net yield on interest-earning assets(4)                                            3.09%                                     3.06%
                                                                                 ======                                    ======
Ratio of average interest-earning assets to                                      118.81%                                   115.73%
average interest-bearing liabilities                                             ======                                    ======




-------------------
(1)  Average balances include non-accrual loans.
(2)  Includes investment-bearing deposits in other financial institutions.
(3) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4) Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

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


                                                              Nine Months ended September 30,
                                                                  2001      vs.    2000
                                                              ------------------------------
                                                                    Increase (Decrease)
                                                                         Due to
                                                              Volume        Rate         Total
                                                              ------        ----         -----
                                                                      (In Thousands)
           Interest income:
           Loans receivable..............................     $  -        $  (22)       $ (22)
           Mortgage-backed securities....................       18            (9)           9
           Investment securities.........................      (70)           (9)         (79)
           Other interest-earning assets.................       (2)           (8)         (10)
                                                                ---          ---          ----
             Total interest-earning assets...............     $(54)       $  (48)      $ (102)
                                                              =====       =======      =======
           Interest expense:
            NOW accounts.................................     $-(1)       $   (5)      $   (6)
            Savings deposits.............................       31            37           68
            Certificates of deposit......................      (17)           (6)         (23)
            Borrowed funds...............................     (117)           (3)        (120)
                                                             -----        ------       ------
             Total interest-bearing liabilities..........    $(104)        $  23        $ (81)
                                                             =====         =====        =====
           Change in net interest income.................    $  50         $ (71)       $ (21)
                                                             =====         =====        =====



                                                             Three Months ended September 30,
                                                                  2001     vs.     2000
                                                             ------------     -------------
                                                                    Increase (Decrease)
                                                                          Due to
                                                              Volume         Rate         Total
                                                              ------         ----         -----
                                                                      (In Thousands)
           Interest income:
           Loans receivable..............................         $   3     $  (11)       $ (8)
           Mortgage-backed securities....................            (3)        (5)         (8)
           Investment securities.........................            20         (9)         11
           Other interest-earning assets.................            (0)        (4)         (4)
                                                                  -----       ----        -----
             Total interest-earning assets...............         $  20      $ (29)       $ (9)
                                                                  =====     ======        =====
           Interest expense:
            NOW accounts.................................         $  --       $ (4)      $  (4)
            Savings deposits.............................            14          3          17
            Certificates of deposit......................           (6)         (8)        (14)
            Borrowed funds...............................          (14)         (5)        (19)
                                                                  -----      -----        ----
             Total interest-bearing liabilities..........         $ (6)      $ (14)       $(20)
                                                                  =====      =====        ====
           Change in net interest income.................         $  26      $ (15)       $ 11
                                                                  =====      =====        ====

The provision for loan losses for the nine and three-month periods ended September 30, 2001 totaled $7,000 and $0, respectively, as compared to $57,000 and $5,000, respectively, for the same periods in 2000. During the first quarter of 2000, the Company incurred loan charge-offs approximating $42,000. Such charge-offs primarily consisted of installment loans related to the same borrowing relationship. Management continually evaluates the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the various portfolio segments, past experience with losses, the impact of economic conditions on borrowers and other relevant factors that may come to the attention of management. Although the Company maintains its allowance for loan losses at a level that it considers to be adequate to provide for the inherent risk of loss in its loan portfolio, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. See "Risk Elements".

         Noninterest income, which is comprised of service charges on deposit accounts, gain on sale of securities, and other income increased $293,000 for the nine month period ended September 30, 2001 primarily from the decrease in the loss on sale of investment securities. For the comparable three month periods ended September 30, 2001 and 2000, noninterest income decreased $22,000 as the Company incurred gains on sales of investment securities of $17,000 in 2000 as compared to $1,000 in 2001.

     Noninterest expense, which is comprised of compensation and employee benefits, occupancy and equipment, data processing charges, and other expenses, decreased $43,000 to $542,000 for the nine-months ended September 30, 2001 from $585,000 for the same 2000 period. A decline in other expenses of $48,000 primarily resulted from a reduction of $46,000 relating to professional fees for consulting and legal services. This resulted in a similar reduction for the three-months ended September 30, 2001 as compared to 2000.

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

         Management monitors both the Company's and the Bank's total risk-based Tier I risk-based and Tier I leverage capital ratios in order to assess compliance with regulatory guidelines. At September 30, 2001, both the Company and the Bank exceeded the minimum risk-based and leverage capital ratios requirements. At September 30, 2001, the Company's and Bank's total risk-based, Tier I risk-based and Tier I leverage ratios were 20.5%, 19.3%, 10.6%, and 20.2%, 18.9%, 10.4%, respectively. The capital ratios for the Company and the Bank could be adversely affected due to the Agreement.


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

                                                                      September 30,   December 31,
                                                                          2001            2000
                                                                      ------------     -----------
                                                                         (Dollars in thousands)
Loans on nonaccrual basis                                                $  58         $  73
Loans past due 90 days or more and still accruing                            -             -
                                                                          ----         -----
Total nonperforming loans                                                   58            73
                                                                          ----         -----
Real estate owned                                                            -             -
                                                                          ----         -----
Total nonperforming assets                                                  58            73
                                                                          ----         -----
Nonperforming loans as a percent of total loans                           0.26%         0.32%
                                                                          =====        ======
Nonperforming assets as a percent of total assets                         0.21%         0.27%
                                                                          =====        ======
Allowance for loan losses to nonperforming loans                          351.72%      278.08%
                                                                          ======       ======



Management monitors impaired loans on a continual basis. As of September 30, 2001, impaired loans had no material effect on the Company's financial position or results of operations.

Management believes the level of the allowance for loan losses at September 30, 2001 is sufficient; however, there can be no assurance that the current allowance for loan losses will be adequate to absorb all future loan losses. The relationship between the allowance for loan losses and outstanding loans is a function of the credit quality and known risk attributed to the loan portfolio. The on-going loan review program and credit approval process is used to determine the adequacy of the allowance for loan losses.

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

------------------
* Incorporated by reference to the identically numbered exhibit to the registration statement on Form SB-2 (File No. 333-24579) declared effective by the SEC on May 14, 1998.
** Incorporated by reference to the Proxy Statement for the Special Meeting on January 11, 1999 and filed with the SEC on December 10, 1999.

      (b) Reports on Form 8-K

            No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Carnegie Financial Corporation


Date:  November 9, 2001        By: /s/ Shirley C.  Chiesa
                               --------------------------------------
                               Shirley C.  Chiesa
                               President and Chief Executive Officer


Date:  November 9, 2001        By: /s/ Joseph Pigoni
                               --------------------------------------
                               Joseph Pigoni
                               Vice President and CFO